Form 10-Q
period 2025-06-30
ProPhase Labs, Inc.
filed 2025-08-13
CIK 868278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 000-21617
ProPhase Labs, Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2577138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

626 RXR Plaza, 6th Floor
Uniondale, New York	11556
(Address of principal executive office)	(Zip Code)
(516) 989-0763
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0005	PRPH	Nasdaq Capital Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding shares as of August 11, 2025
Common Stock, $0.0005 par value	41,541,205

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$169	$678
Marketable securities, available for sale	2	—
Accounts receivable, net	20,086	20,058
Inventory, net	830	1,143
Prepaid expenses and other current assets	3,484	2,615
Current assets in discontinued operations	—	6,143
Total current assets	24,571	30,637

Property, plant and equipment, net	3,581	7,501
Prepaid expenses, net of current portion	151	217
Operating lease right-of-use asset, net	45	4,115
Intangible assets, net	8,459	9,750
Goodwill	5,231	5,231
Other assets	3	310
Non-current assets in discontinued operations	—	5,439
TOTAL ASSETS	$42,041	$63,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,032	$13,717
Accrued diagnostic services	75	31
Accrued advertising and other allowances	151	151
Finance lease liabilities	2,625	2,147
Operating lease liabilities	102	1,214
Short-term loan payable, net of discount of $304 and $237	2,425	3,207
Short-term loan payable to related party, net of discount of $236	389	—
Warrant liability	270	—
Deferred revenue	1,418	1,698
Income tax payable	1,374	1,987
Other current liabilities	1,765	2,115
Current liabilities in discontinued operations	—	5,867
Total current liabilities	25,626	32,134
Non-current liabilities:
Unsecured promissory notes, net of discount of $127	—	9,873
Unsecured long-term debt, net of discount of $216 and $423	436	1,779
Due to sellers (see Note 3)	2,000	2,000

Deferred revenue, net of current portion	654	784
Operating lease liabilities, net of current portion	—	3,762
Finance lease liabilities, net of current portion	1,889	2,591
Non-current liabilities in discontinued operations	—	2,924
Total non-current liabilities	4,979	23,713
Total liabilities	30,605	55,847

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock authorized 1,000,000, $0.0005 par value, no shares issued and outstanding	—	—
Common stock authorized 50,000,000, $0.0005 par value, 41,541,205 and 29,874,029 shares outstanding, respectively	29	23
Additional paid-in capital	120,145	129,921
Accumulated deficit	(58,899)	(58,393)
Treasury stock, at cost, 8,692,005 and 12,940,967 shares (1), respectively	(49,643)	(64,000)
Accumulated other comprehensive loss	(196)	(198)
Total stockholders’ equity	11,436	7,353
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,041	$63,200
(1) Net of 6,000,000 collateral shares. See Note 6.
See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues, net	$1,247	$1,504	$2,678	$3,860
Cost of revenues	513	1,659	1,418	4,075
Gross profit (loss)	734	(155)	1,260	(215)

Operating expenses:
General and administration	4,624	6,933	8,716	14,232
Research and development	4	140	101	412
Total operating expenses	4,628	7,073	8,817	14,644
Loss from operations	(3,894)	(7,228)	(7,557)	(14,859)

Debt extinguishment loss	(287)	—	(718)	—
Interest expense	(587)	(522)	(1,126)	(963)
Change in fair value of warrant liability	(40)	—	(40)	—
Loss from disposal of fixed assets	(823)	—	(868)	—
Employee retention tax credit income	1,938	—	1,938	—
Other expense	—	—	—	(18)
Loss from operations before income taxes	(3,693)	(7,750)	(8,371)	(15,840)
Income tax (expense) benefit	(779)	2,287	(779)	4,853
Loss from continuing operations after income taxes	(4,472)	(5,463)	(9,150)	(10,987)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(690)	(102)	(1,431)
Gain from disposal of discontinued operations	—	—	8,746	—
Income (loss) from discontinued operations	—	(690)	8,644	(1,431)
Net income (loss)	$(4,472)	$(6,153)	$(506)	$(12,418)
Other comprehensive income:
Unrealized gain on marketable securities	2	(58)	2	102
Total comprehensive loss	$(4,470)	$(6,211)	$(504)	$(12,316)

Net earnings (loss) per share:
Loss from continuing operations, basic and diluted	$(0.11)	$(0.29)	$(0.24)	$(0.59)
Income (loss) from discontinued operations, basic and diluted	$—	$(0.04)	$0.23	$(0.08)
Net loss per share, basic and diluted	$(0.11)	$(0.33)	$(0.01)	$(0.67)

Weighted average common shares outstanding:
Basic	41,541	18,888	38,405	18,466
Diluted	41,541	18,888	38,405	18,466
See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	For the Three Months Ended June 30, 2025
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Subscription Receivable	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 1, 2025	41,541,205	$29	$119,837	$(480)	$(54,427)	$(49,643)	$(198)	$15,118
Issuance of common shares and treasury shares for cash, net of offering cost of $200	—	—	(200)	480	—	—	—	280
Stock-based compensation (including $341 in prepaid expense)	—	—	508	—	—	—	—	508
Unrealized gain on marketable securities	—	—	—		—	—	2	2
Net loss	—	—	—	—	(4,472)	—	—	(4,472)
Balance as of June 30, 2025	41,541,205	$29	$120,145	$—	$(58,899)	$(49,643)	$(196)	$11,436

	For the Three Months Ended June 30, 2024
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 1, 2024	18,045,029	$18	$120,283	$(11,294)	$(64,000)	$(140)	$44,867
Issuance of common stock for cash, net of offering cost of $94	1,033,500	—	4,624	—	—	—	4,624
Unrealized loss on marketable debt securities	—	—	—	—	—	(58)	(58)
Stock-based compensation (including $796 in prepaid expense)	—	—	796	—	—	—	796
Net loss	—	—	—	(6,153)	—	—	(6,153)
Balance as of June 30, 2024	19,078,529	$18	$125,703	$(17,447)	$(64,000)	$(198)	$44,076

	For the Six Months Ended June 30, 2025
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2025	29,874,029	$23	$129,921	$(58,393)	$(64,000)	$(198)	$7,353
Issuance of common shares and treasury shares for cash, net of offering cost of $275	11,315,000	6	(10,805)	—	14,357	—	3,558
Issuance of common stock as commitment fee for future financing	352,176	—	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	—	—	—	—
Stock-based compensation (including $341 in prepaid expense)	—	—	1,029	—	—	—	1,029
Unrealized gain on marketable securities	—	—	—	—	—	2	2
Net loss	—	—	—	(506)	—	—	(506)
Balance as of June 30, 2025	41,541,205	$29	$120,145	$(58,899)	$(49,643)	$(196)	$11,436

	For the Six Months Ended June 30, 2024
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2024	18,045,029	$18	$118,694	$(5,029)	$(64,000)	$(300)	$49,383
Issuance of common stock for cash, net of offering cost of $94	1,033,500	—	4,624	—	—	—	4,624
Unrealized gain on marketable debt securities	—	—	—	—	—	102	102
Stock-based compensation (including $796 in prepaid expense)	—	—	2,385	—	—	—	2,385
Net loss	—	—	—	(12,418)	—	—	(12,418)
Balance as of June 30, 2024	19,078,529	$18	$125,703	$(17,447)	$(64,000)	$(198)	$44,076

See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities
Net loss	$(506)	$(12,418)
Less: Gain (loss) from discontinued operations, net of tax	8,644	(1,431)
Net loss from continuing operations	(9,150)	(10,987)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Realized loss on marketable debt securities	—	18
Depreciation and amortization	2,831	3,141
Amortization of debt discount	849	369
Amortization on operating lease right-of-use assets	210	222
Stock-based compensation expense	1,029	2,385
Loss from lease termination	1,357	—
Employee retention tax credit income	(1,549)	—
Inventory reserve	—	(63)
Loss (gain) from disposal of fixed assets	868	(19)
Change in fair value of warrant liability	40	—
Debt extinguishment loss	718	—
Changes in operating assets and liabilities:
Accounts receivable	(28)	3,322
Inventory	313	394
Prepaid expenses and other current assets	(803)	(777)
Deferred tax asset	—	(4,900)
Other assets	—	847
Accounts payable and accrued expenses	448	3,896
Accrued diagnostic services	44	(87)
Accrued advertising and other allowances	—	(13)
Deferred revenue	(410)	(768)
Deferred tax liability	—	—
Lease liabilities	(29)	(927)
Income tax payable	(613)	(618)
Other liabilities	(350)	(1,181)
Net cash used in operating activities - continuing operations	(4,225)	(5,746)
Net cash provided by (used in) operating activities - discontinued operations	597	(4,236)
Net cash used in operating activities	(3,628)	(9,982)

Cash flows from investing activities
Proceeds from sales of marketable securities	—	3,374
Proceeds from sales of fixed assets	120	150
Capital expenditures	—	(867)
Net cash provided by investing activities - continuing operations	120	2,657
Net cash provided by (used in) investing activities - discontinued operations	800	(98)

Net cash provided by investing activities	920	2,559

Cash flows from financing activities
Proceeds from issuance of note payable, net	687	3,868
Proceeds from issuance of note payable to related party, net	500	—
Proceeds from issuance of common shares, net	3,558	4,624
Repayment of note payable	(2,511)	(888)
Net cash provided by financing activities - continuing operations	2,234	7,604
Net cash used in financing activities - discontinued operations	(35)	(10)
Net cash provided by financing activities	2,199	7,594

Decrease in cash and cash equivalents	(509)	171
Cash and cash equivalents at the beginning of the period	678	1,609
Cash and cash equivalents at the end of the period	$169	$1,780

Supplemental disclosures:
Cash paid for income taxes	$347	$454
Interest payments	$672	$1,237

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock as commitment fee for future financing	$158	$—
Issuance of liability classified warrants associated with notes payable	$230	$—
Accrued offering cost	$—	$22
Net unrealized (gain) loss, investments in marketable debt securities	$(2)	$266
See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 - Organization and Business
ProPhase Labs, Inc. (“ProPhase”, “we”, “us”, “our” or the “Company”) is a next-generation biotech, genomics and consumer products company. We are also focused on licensing, developing and commercializing novel drugs, dietary supplements, compounds and diagnostics.
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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
On January 16, 2025, we sold our PMI to JL Projects, Inc., (“JL Projects”). As a consequence of the sale of PMI, for the three and six months ended June 30, 2025 and 2024, we have classified as discontinued operations (i) all income and expenses attributable to PMI, (ii) the gain from the sale of PMI, and (iii) the income tax expense attributed to the sale of PMI.

The Company continues to actively pursue acquisition opportunities for other companies, technologies and products within and outside the consumer products industry.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America (“GAAP”) for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive loss and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of operating results that may be achieved over the course of the full year.
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

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Corporate stock	2	—	—	2
	$2	$—	$—	$2

As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Corporate stock	$—	$—	$—	$—
	$—	$—	$—	$—
There were no transfers of marketable securities between Levels 1, 2 or 3 for the six months ended June 30, 2025 and 2024.

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

In addition to the consideration paid at closing, the Company will issue shares of common stock valued at $2.0 million (the “Milestone Stock”) to the Stella Sellers upon a Commercialization Event (as defined in the Stella Purchase Agreement). The Milestone stock was recorded at closing as a non-current liability at its fair value of $2.0 million. Also, the Company is required to pay to the Stella Sellers for each of the seven calendar years during the seven year period commencing on the first day of the calendar year following the date of the Commercialization Event, a non-refundable, non-creditable royalty of 5% of the Adjusted Gross Margin for such Annual Period. As of June 30, 2025, the Commercialization Event had not occurred.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 4 - Intangible Assets, Net
Intangible assets as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024	Estimated Useful Life (in years)
Trade names	$5,550	$5,550	15
Proprietary intellectual property	11,064	11,064	5
Customer relationships	1,180	1,180	1
CLIA license	1,307	1,307	3
	19,101	19,101
Less: accumulated amortization	(10,642)	(9,351)
Total intangible assets, net	$8,459	$9,750
Amortization expense for acquired intangible assets was $0.6 million and $0.6 million during the three months ended June 30, 2025 and 2024, respectively. Amortization expense for acquired intangible assets was $1.3 million and $1.3 million during the six months ended June 30, 2025 and 2024, respectively. The estimated future amortization expense of acquired intangible assets as of June 30, 2025 is as follows (in thousands):

Remaining periods in the year ended December 31, 2025	$1,292
Year ended December 31, 2026	2,251
Year ended December 31, 2027	1,731
Year ended December 31, 2028	370
Year ended December 31, 2029	370
Thereafter	2,445
$8,459
Note 5 - Property, Plant and Equipment
The components of property, plant and equipment are as follows (in thousands):

	June 30, 2025	December 31, 2024	Estimated Useful Life
Leasehold improvements	—	1,241
Machinery	617	482	3-7 years
Lab equipment	6,597	11,813	3-7 years
Computer equipment and software	36	2,562	3-5 years
Furniture and fixtures	151	383	5 years
	7,401	16,481
Less: accumulated depreciation	(3,820)	(8,980)
Total property, plant and equipment, net	$3,581	$7,501

Depreciation expense was $0.7 million and $0.9 million for the three and six months ended June 30, 2025, respectively, compared to $1.5 million and $1.8 million for the three and six months ended June 30, 2024, respectively.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
In conjunction with the Company's New York office lease termination in June 2025 (see Note 10, Leases), the Company wrote off approximately $1.4 million fixed assets and leasehold improvements, which was recognized as part of loss from lease termination and was included in the general and administrative expense on the consolidated statement of operations.

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
Collateralized Loan Agreement
On November 21, 2024 the Company entered into a financing agreement with CJEF Capital Partners PTE Ltd. (“CJEF”), to provide the Company with loan funding to be secured by 6 million common shares (the “Collateralized Loan Agreement”). Funding to be provided in tranches and shall mature 2 years from date of funding. Collateral retained by CJEF will be pledged and utilized to secure each funding and to be retained until all principal and interest have been paid. Interest will accrue on the outstanding principal amount of the Collateralized Loan at 6% per annum (payable semi-annually in advance) and an arranger fee of 5% will be retained by CJEF from Loan proceeds. As of June 30, 2025 the Company has been provided funding of $500,000 against the Collateralized Loan agreement, with the entire balance remaining outstanding.
2024 Term Note Agreement

On October 22, 2024, the Company entered into a term note agreement with an individual investor for cash proceeds of $500,000 (the “2024 Term Note”). The 2024 Term Note has an implicit interest rate of 15%. The 2024 Term Note has a term of 12 months and requires the Company to make interest only monthly payments in the amount of $6,250 with a $506,250 balloon payment at end of term. There are no warrants or convertible features associated with this note. On June 22, 2025, the 2024 Term Note was extinguished and exchanged to a new loan. See description below under 2025 Loan Agreements with Warrants.

2025 Loan Agreements with Warrants

On June 22, 2025, the Company entered into two identical loan agreements with Ted Karkus, the Company’s Chief Executive Officer and the Chairman of the Board of Directors (the "CEO Loan"), and an unaffiliated investor (the "Unaffiliated Investor Loan"), pursuant to which the Company issued two twelve-month non- convertible promissory notes in the principal amount of $625,000 each. Both loans included an original issuance discount of 125,000 and bear an annual interest rate of 10%.

The Company received net cash proceeds of $500,000 from the CEO Loan. In connection with the issuance of the CEO Loan, the Company also issued 500,000 unvested warrants (the "CEO Warrants"). The CEO Warrants do not vest until a future shareholders’ approval of an increase in the Company’s authorized shares of common stock. The Company assessed the classification of the CEO Warrants and determined that the CEO Warrants are liability classified. The CEO Warrants have an exercise price of $0.60 for a term of 5.0 years. The grant date fair value of the CEO Warrants were valued at $115,000 using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 98.4%, risk free interest rate of 4.0% and expected warrant life of 5 years. The fair value of the CEO Warrants was recorded as an additional debt discount to the note payable.

The Unaffiliated Investor Loan was issued as an exchange to the existing 2024 Term Note (see description of the 2024 Term Note above). No additional cash proceeds were provided. The Company accounted for the issuance of the Unaffiliated Investor Loan as an extinguishment of the original debt of $500,000 and the recognition of new debt which is initially measured at its fair value of $433,000. In connection with the issuance of the Unaffiliated Investor Loan, the Company also issued 500,000 unvested warrants (the "Unaffiliated Investor Warrants"). The Unaffiliated Investor

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Warrants contain the same terms as the CEO Warrants, which has fair value of $115,000 on the issuance date. The fair value of the Unaffiliated Investor Loan and the Unaffiliated Investor Warrants are used to determine the debt extinguishment gain or loss to be recognized. As a result, the Company recognized a debt extinguishment loss of $48,000 during the three months ended June 30, 2025.

2025 Short-term Loan

On May 22, 2025, the Company entered into a note agreement with an individual investor for cash proceeds of $200,000 (the “May 2025 Note”). The May 2025 Note is due on July 11, 2025 and requires the Company to make a $250,000 balloon payment at the maturity date. During the three months ended June 30, 2025, the Company recognized $46,000 interest expense on the condensed consolidated statement of operations. The May 2025 Note is subsequently fully paid on July 23, 2025.
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

On September 16, 2024 ("Agreement Date"), the Company, as seller, received $1.9 million as a purchase price (the “Purchase Price”) for the sale of the Company’s rights, title and interest per a Risk Participation of ERC Claim Agreement, dated September 13, 2024 (“Agreement”) by and between the Company and 1861 Acquisition LLC (the “Buyer”). The Company also incurred an issuance cost of $154,000.

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

The Company expects the IRS to approve or deny its claim within the 24 months from the Agreement Date. Upon approval and payment of the claim, the Company will settle the outstanding balance in cash to the Buyer. In the event that the IRS disallows all or a portion of the ERC, the Buyer has the demand right to put all or a part of the disallowed portion back to the Company at a price equal to 85% of the impaired amount, plus interest at 10% per annum, calculated from the date of September 13, 2024 until payment is made.

The Company elected to account for the ERC by analogy to IAS 20 when there was reasonable assurance of receipt, which was determined to be when the approval was received by the IRS. During the 2nd quarter of 2025, the Company received approval for partial refunds from the IRS in the amount of $1.5 million, which was passed through to the Buyer and settled a portion of the ERC note and is included in other income on the condensed consolidated statements of operations. As of June 30, 2025, the remaining outstanding balance under the Agreement was approximately $436,000, which is net of debt discount of $216,000. Upon approval and payment of the remaining claim, the Company will settle the outstanding balance in cash to the Buyer.

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

During the three and six months ended June 30, 2025, the Company recognized $51,000 and $125,000 interest expense from the amortization of debt discount using the effective interest rate method, respectively. As of June 30, 2025, the outstanding balance under the Amended RDM Financing Agreement was $134,000, net of debt discount of $8,000. The RDM note is subsequently fully paid during August 2025.
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
On April 9, 2025, the Company entered into another agreement of sale of future receipts (the “Third Amended Slate Financing Agreement”) with Slate pursuant to which Slate restructured the existing Second Amended Slate Financing Agreement as described the above by amending the outstanding amount to $1.5 million for gross proceeds to the Company of $1.1 million, less origination fees of $30,000 and the outstanding balance under the Second Amended Slate Financing Agreement of $722,000, resulting in net proceeds to the Company of $298,000. The Third Amended Second Future Receipts Financing Agreement shall be repaid by the Company in 25 weekly installments of $59,500.
During the three and six months ended June 30, 2025, the Company recognized an aggregate of $216,000 and $448,000 interest expense from the amortization of debt discount using the effective interest rate method. As of June 30, 2025, the outstanding balance under the Second Amended Slate Financing Agreement was $733,000, net of debt discount of $102,000.
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

During the three and six months ended June 30, 2025, the Company recognized $5,000 and $10,000 interest expense from the amortization of debt discount using the effective interest rate method, respectively. As of June 30, 2025, the outstanding balance under the Future Receipts Financing Agreement was $376,000, net of debt discount of $1,000.

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
Preferred Stock
The preferred stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of June 30, 2025 and December 31, 2024, no shares of preferred stock had been issued.
Common Stock Dividends
No dividends were declared during the three months ended June 30, 2025 and 2024.
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

During the six months ended June 30, 2025, the Company received 3.6 million net proceeds on sales of 11.3 million shares of common stock, including 4.2 million shares from the Company’s treasury account to Keystone after deducting commissions and expenses of $275,000, at a weighted-average price of $0.29 per share.
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
During the six months ended June 30, 2025 and 2024, there were 200,000 and 210,000 stock options issued under the 2022 Directors Plan, respectively.
As of June 30, 2025, there were 100,000 shares of common stock available to be issued under the 2022 Directors’ Plan.
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
During the six months ended June 30, 2025 and 2024, there were 423,285 and 1,080,000 stock options issued under the 2022 Plan, respectively.
As of June 30, 2025, there were 16,250 shares of common stock available to be issued under the 2022 Plan.
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
Inducement Option Awards
On February 17, 2025 the Company issued a non-qualified stock option to Stuart Hollenshead, the Company's Chief Operational Officer (the “COO”), as an inducement to his employment with the Company, effective February 17, 2025 (the “2025 COO Award”). The 2025 COO Award entitles the COO to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.60 per share. The 2025 COO Award vested 25% on the date of grant and the remaining portion will vest 25% per year for the next three years on each of the first three anniversaries of the commencement date of Mr. Hollenshead’s employment, subject to his continued service on each vesting date. The 2025 COO Award expires on the seventh anniversary of the grant date. The 2025 COO Award provides for certain proportionate adjustments to be made in the event of any change in the outstanding shares of common stock of the Company as a result of, among other things, any distribution or special dividend to stockholders of shares, cash or other property (other than regular cash dividends) in order to maintain parity. The grant date fair value of the 2025 COO Award was approximately $100,000.
All inducement awards have been granted outside of the Company’s equity compensation plans.

Summary of all option grants
The following table summarizes stock option activity during the six months ended June 30, 2025, (in thousands, except per share data).

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2025	3,881	$6.64	4.9	$—
Granted	1,123	0.60	7.0	—
Forfeited	(551)	6.06	—	—
Outstanding as of June 30, 2025	4,453	$5.19	4.9	—
Options vested and exercisable	2,638	$6.14	4.1	—

 The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.40 for the Company’s common stock on June 30, 2025.
During the six months ended June 30, 2025, the Company granted options to purchase 1,123,000 shares of the Company’s common stock to various employees and directors. The options grant date fair value was valued at $227,000 during the six months ended June 30, 2025, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of stock options for employees are expensed over the vesting term in accordance with the terms of the related stock option agreements.
The following table summarizes weighted average assumptions used in determining the fair value of the stock options at the date of grant during the six months ended June 30, 2025 and 2024:

	For the six months ended
	June 30, 2025	June 30, 2024
Exercise price	$0.60	$6.01
Expected term (years)	4.6	4.5
Expected stock price volatility	92.1%	79.6%
Risk-free rate of interest	4.3%	4.2%
Expected dividend yield (per share)	0%	0%
The expected stock price volatility is based on the Company’s historical common stock trading prices and the expected term is based on the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method.
Stock Warrants
The following table summarizes warrant activity during the six months ended June 30, 2025 (in thousands, except per share data):

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2025	616	$5.93	3.8
Granted	1,120	0.60
Outstanding as of June 30, 2025	1,736	$2.49	4.2
Warrants vested and exercisable	736	$5.06	3.2
During the six months ended June 30, 2025, the Company granted warrants to purchase 1,120,000 shares of the Company’s common stock to various consultants and investors, including the Company's CEO, which was issued in conjunction with his loan agreement (see Note 6). The warrants grant date fair value was valued at $227,000 (See Note 15) during the six months ended June 30, 2025, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of warrants for consultant are fully expensed on the issuance date based on the vesting term.
The following table summarizes weighted average assumptions used in determining the fair value of the warrants at the date of grant during the six months ended June 30, 2025:

Exercise price	$0.60
Expected term (years)	5.0
Expected stock price volatility	97.7%
Risk-free rate of interest	3.8%
Expected dividend yield (per share)	0%
The Company recognized $0.5 million and $0.8 million of share-based compensation expense during the three months ended June 30, 2025 and 2024, respectively. The Company recognized $1.0 million and $2.4 million of share-based compensation expense during the six months ended June 30, 2025 and 2024, respectively. The Company will recognize an aggregate of approximately $3.4 million of remaining share-based compensation expense related to outstanding stock options over a weighted average period of 2.8 years.
Note 8 – Income Taxes
We recognize tax assets and liabilities for future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss carryforwards. Management evaluated the deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including historical profitability and projections of future reversals of temporary differences and future taxable income. We are required to establish a valuation allowance for deferred tax assets if management determines, based on available evidence at the time the determination is made, that it is not more likely than not that some portion or all of the deferred tax assets will be realized. As a result of historical losses from continuing operations, we have recorded a full valuation allowance against the net deferred tax assets. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, tax initiatives, legislative, and other economic factors. The Company will continue to monitor income levels and potential changes to its operating and tax model, and other legislative or global developments in its determination.
Note 9 – Commitments and Contingencies
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

In connection with the Linebacker License Agreement, the Company has incurred zero and approximately $100,000 in general and administrative expenses that are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2025 and 2024, respectively. No clinical studies have begun under this agreement.
Equivir
In March 2023, we commenced patient enrollment in a randomized, placebo-controlled clinical trial of Equivir to evaluate its effect on upper respiratory tract infections. Vedic Lifesciences, a leading clinical research organization, is contracted to conduct the combination prophylactic and therapeutic study, which will be conducted at 8 sites. We currently anticipate trial completion launching Equivir (dietary supplement) in the United States toward the end of 2025.
In connection with the license agreement relating to Equivir, for the three months ended June 30, 2025 and 2024, the Company has incurred zero and approximately $100,000 in general and administrative expenses that are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), respectively.
BE-Smart™ Esophageal Pre-Cancer Diagnostics Screening Test
In March 2023, in connection with the asset acquisition of Stella Diagnostics, Inc., we announced a collaboration for the continued development of our BE-Smart™ Esophageal Pre-Cancer diagnostic screening test. The BE-Smart™ test is designed to detect molecular biomarkers associated with Barrett’s Esophagus and progression to esophageal adenocarcinoma.

On June 17, 2025, we announced the successful completion of a key validation study for the BE-Smart™ molecular diagnostic test. The study demonstrated a technical success rate greater than 95% using esophageal brush cytology samples, confirming the test’s compatibility and reliability with both traditional forceps biopsy and less invasive brush biopsy techniques. Based on these results, we are continuing commercialization of BE-Smart™ as a Laboratory Developed Test (“LDT”) and Research Use Only (“RUO”) product, with steps towards commercialization planned for the third quarter of 2025 and broader insurance-backed commercialization targeted for 2026. These timelines are forward-looking statements and are subject to various risks and uncertainties, including, but not limited to, regulatory developments, payer coverage decisions, and market adoption rates.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
On March 31, 2025, the U.S. District Court for the Eastern District of Texas vacated the U.S. Food and Drug Administration’s (“FDA”) Final Rule that would have expanded FDA oversight of LDTs, holding that the agency exceeded its statutory authority. The court remanded the matter to the Department of Health and Human Services for reconsideration. The FDA did not appeal within the 60-day period, which ended May 30, 2025, and, as a result, the rule is no longer in effect and compliance deadlines are not enforceable. Oversight of LDTs, including BE-Smart™, currently reverts to the existing Clinical Laboratory Improvement Amendments (“CLIA”) framework administered by the Centers for Medicare & Medicaid Services. Future legislative or regulatory action could alter this framework.

As a result certain LDTs, including BE-Smart™, are not currently subject to direct FDA oversight, allowing for a faster market entry while maintaining rigorous internal validation and quality control standards. If new requirements were imposed, we could be required to obtain pre-market clearance or approval before commercialization, which could delay our market entry, increase development and regulatory costs, and potentially require changes to the test.

Based on published industry data and internal estimates, the U.S. market for the test is approximately 6 to 7 million endoscopic procedures annually, representing an addressable market opportunity of over $10 billion. The market opportunity estimate reflects management’s judgment, is based on available industry data, and is subject to inherent uncertainties.
For the three months ended June 30, 2025 and 2024, we incurred approximately $0 and $200,000, respectively, in general and administrative expenses related to the BE-Smart™ license agreement, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All such expenses were expensed as incurred. No new clinical studies under the BE-Smart™ license agreement were initiated during the three months ended June 30, 2025; however, the validation study, initiated in a prior period, was completed in the quarter, representing a major milestone toward potential clinical adoption.

We continue to own the full intellectual property portfolio supporting the BE-Smart™ test, including a foundational patent family covering molecular markers of esophageal disease progression, with issued patents and pending applications expected to provide protection until 2040. We remain positioned to capitalize on favorable regulatory and clinical practice trends supporting minimally invasive screening methods, although there can be no assurance that commercialization will occur within the anticipated timeframe or that adoption will meet our expectations.
In connection with the license agreement relating to BE-Smart™ License Agreement, for the three months ended June 30, 2025 and 2024, the Company has incurred zero and approximately $200,000 in general and administrative expenses that are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), respectively. No clinical studies have begun under this agreement.
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

On March 1, 2025, the Company entered into a Surrender Agreement with the Landlord, pursuant to which the Company agreed to surrender the Second Floor Leased Premises on or before May 30, 2025 (the “Surrender Date”). Under the agreement, the Company will remain responsible for rent and other charges through the Surrender Date and will pay the Landlord a settlement amount of approximately $740,000 in seven equal monthly installments from June 1, 2025 through December 1, 2025. Upon timely performance of the Company’s obligations under the Surrender Agreement, the NY Second Floor Lease will be deemed terminated as of the Surrender Date, and the Company will have no further obligations thereunder, other than as set forth in the Surrender Agreement. As of the date of this report, the Company has made all required payments under the Surrender Agreement. As of the date of this report, the Company has made all required payments under the Surrender Agreement.
New York First Floor Lease
On June 10, 2022, the Company entered into a second Lease Agreement (the “NY First Floor Lease”) with Landlord, pursuant to which the Company leases approximately 4,516 sq. feet located on the first floor (the “NY First Floor Leased Premises”) of the Building. As described above, the Company currently leases space on the second floor of the Building. The First Floor Leased Premises will be used to expand the Company’s in-house lab capabilities to include traditional clinical testing across multiple specialty areas and Next Generation Sequencing (NGS), Whole Genome Sequencing (WGS) and an array of genetic diagnostic test offerings for both clinical and research purposes. The NY First Floor Lease had an initial term through July 15, 2031, with an early termination option effective July 31, 2027.
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

On March 1, 2025, the Company entered into a Surrender Agreement with the Landlord for the First Floor Leased Premises. Under the agreement, the Company will surrender the premises on or before May 30, 2025 and will pay the Landlord a settlement amount of approximately $127,000 in seven equal monthly installments from June 1, 2025 through December 1, 2025. Upon timely performance of the Company’s obligations under the Surrender Agreement, the NY First Floor Lease will be deemed terminated as of the Surrender Date, and the Company will have no further obligations thereunder, other than as set forth in the Surrender Agreement.As of the date of this report, the Company has made all required payments under the Surrender Agreement. As of the date of this report, the Company has made all required payments under the Surrender Agreement.
As a result of NY office lease termination, the Company reduced its operating lease liabilities by approximately $5.1 million and reduced its right-of-use assets by approximately $3.9 million. The Company also wrote off non-refundable security deposit of $308,000, and fixed assets and leasehold improvements of approximately $1.4 million. The Company recognized a loss on lease termination for total $1.4 million during the three and six months ended June 30, 2025, which as included in general and administrative expense on the consolidated statement of operations.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
At June 30, 2025, the Company had operating lease liabilities for the New Jersey leases of approximately $102,000, and right of use assets of approximately $45,000, which were included in the condensed consolidated balance sheets.
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
At June 30, 2025 and December 31, 2024, the Company had finance lease liabilities of approximately $4.5 million and $4.7 million, respectively, and finance lease assets within property and equipment, net of approximately $3.5 million and $4.2 million, respectively, which were included in the condensed consolidated balance sheets.
The following summarizes quantitative information about our operating leases (amounts in thousands):

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating leases:
Operating lease cost	$165	$239	$404	$478
Total operating lease cost	$165	$239	$404	$478
Finance leases:
Interest lease cost	$75	$103	$158	$213
Depreciation expense	392	392	784	572
Total finance lease expense	$467	$495	$942	$785

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	For the six months ended
	June 30, 2025	June 30, 2024
Operating cash flows used in operating leases	$(1)	$(476)

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term – operating leases (in years)	0.9	6.5
Weighted-average remaining lease term – finance leases (in years)	2.2	2.2
Weighted-average discount rate – operating leases	10.00%	10.00%
Weighted-average discount rate – finance leases	7.55%	9.13%
Finance lease asset (1)	$3,458	$4,242
Finance lease asset in discontinued operations (2)	$—	$2,389
(1) As of June 30, 2025 and December 31, 2024, the Company had recorded accumulated depreciation of approximately $3.1 million and $2.3 million for the finance lease asset, respectively. Finance lease assets are recorded within property and equipment, net on the Company’s Condensed Consolidated Balance Sheets.
(2) As of December 31, 2024, the Company had recorded accumulated depreciation of approximately $1.4 million for the finance lease asset in discontinued operations. Finance lease assets in discontinued operations are recorded within other assets in discontinued operations on the Company’s Condensed Consolidated Balance Sheets.
Maturities of the Company’s operating leases, excluding short-term leases, are as follows (in thousands):

	Operating Lease	Finance Lease	Total
Six Months Ended December 31, 2025	87	1,555	1,642
Year Ended December 31, 2026	16	1,840	1,856
Year Ended December 31, 2027	—	1,188	1,188
Year Ended December 31, 2028	—	121	121
Year Ended December 31, 2029	—	—	—
Thereafter	—	—	—
Total lease payments	103	4,704	4,807
Less present value discount	(1)	(190)	(191)
Total	$102	$4,514	$4,616
Note 11 - Segment Information
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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table is a summary of segment information for three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net revenues
Diagnostic services	$—	$—	$—	$—
Consumer products	1,247	1,504	2,678	3,860
Consolidated net revenue	1,247	1,504	2,678	3,860
Cost of revenue
Diagnostic services	112	709	344	1,429
Consumer products	401	950	1,074	2,646
Consolidated cost of revenue	513	1,659	1,418	4,075
Depreciation and amortization expense
Diagnostic services	205	727	539	1,528
Consumer products	805	805	1,612	1,609
Total Depreciation and amortization expense	1,010	1,532	2,151	3,137
Operating and other expenses
Diagnostic services	1,560	1,138	1,728	3,162
Consumer products	211	1,160	1,272	2,275
Unallocated corporate	1,646	3,765	4,480	7,033
Total operating and other expenses	3,417	6,063	7,480	12,470
Income (loss) from operations, before income taxes
Diagnostic services	(1,877)	(2,574)	(2,611)	(6,119)
Consumer products	(170)	(1,411)	(1,280)	(2,670)
Unallocated corporate	(1,646)	(3,765)	(4,480)	(7,051)
Total loss from operations, before income taxes	(3,693)	(7,750)	(8,371)	(15,840)
Income tax (expense) benefit	(779)	2,287	(779)	4,853
Total loss from operations, after income taxes	(4,472)	(5,463)	(9,150)	(10,987)
Net loss from continuing operations	$(4,472)	$(5,463)	$(9,150)	$(10,987)
The following table is a summary of segment information as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	June 30, 2025	December 31, 2024
ASSETS
Diagnostic services	$25,516	$26,069
Consumer products	16,362	19,745
Unallocated corporate	163	5,804
Assets in discontinued operations	—	11,582
Total assets	$42,041	$63,200
Note 12 - Net Earnings (Loss) Per Share
Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands):

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Loss from continuing operations after income taxes	$(4,472)	$(5,463)	$(9,150)	$(10,987)
Income (loss) from discontinued operations, net of tax	—	(690)	8,644	(1,431)
Net income (loss)	$(4,472)	$(6,153)	$(506)	$(12,418)
Weighted average common shares outstanding:
Basic	41,541	18,888	38,405	18,466
Diluted	41,541	18,888	38,405	18,466
Net earnings (loss) per share:
Loss from continuing operations, basic and diluted	$(0.11)	$(0.29)	$(0.24)	$(0.59)
Income (loss) from discontinued operations, basic and diluted	$—	$(0.04)	$0.23	$(0.08)
Net loss per share, basic and diluted	$(0.11)	$(0.33)	$(0.01)	$(0.67)
The following table represents the number of securities excluded from the income per share computation as a result of their anti-dilutive effect (in thousands):

	For the three months ended		For the six months ended
Anti-dilutive securities	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Common stock purchase warrants	1,736	376	1,736	376
Stock options	4,453	4,253	4,453	4,253
Anti-dilutive securities	6,189	4,629	6,189	4,629

Note 13 - Related Parties
The Company's President of Nebula Genomics, Inc., is a related party to the Company's Chairman and Chief Executive Officer. For the three months and six ended June 30, 2025 and 2024, there were no payments made to the Executive Vice President outside compensation and benefits for the position held at the Company.
On February 18, 2025, the company announced that Stuart Hollenshead was appointed to serve as Chief Operating Officer of the Company, effective on February 17, 2025. Currently, Mr. Hollenshead serves as CEO of 10PM Curfew. The Company received consulting services from 10PM Curfew on an ongoing basis. For the three months ended June 30, 2025 and 2024, the Company did not incurred any consulting services from 10pm Curfew. For the six months ended June 30, 2025 and 2024, consulting services from 10PM Curfew totaled approximately $167,000 and zero, respectively. Amounts payable 10PM Curfew as of June 30, 2025 was zero. The Company continues to utilize 10PM Curfew for consulting services.
On June 22, 2025, the Company entered into a loan agreements with Ted Karkus, the Company’s Chief Executive Officer and the Chairman of the Board of Directors, pursuant to which the Company issued a twelve-month non-

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
convertible promissory note in the principal amount of $625,000. The Company also issued 500,000 unvested warrants in conjunction with the note agreement. See Note 6 for detail description regarding the CEO Loan and the CEO Warrants.
Note 14 - Discontinued Operations
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
As part of the transaction, JL Projects provided approximately $2 million in cash payments to the Company and extinguished approximately $10 million of the Company’s debt. Additionally, JL Projects assumed (i) the existing $3.3 million mortgage on PMI's manufacturing facility, (ii) nearly $2 million in capital leases, and (iii) approximately $3 million in current and accrued payables, and paid down $200,000 on an existing loan from affiliates of JL Projects. The transaction also resulted in the cancellation of approximately $300,000 in accrued interest related to the retired debt. Furthermore, the Company avoided approximately $3 million of upcoming capital expenditures that JL Projects will now be responsible for. The transaction also transferred over $600,000 in employee annual overhead from the Company to PMI. As a result, the Company recognized a gain on sale of PMI and PREH of approximately $8.7 million for the six months ended June 30, 2025.
The Company has reported the results of the discontinued operations as a separate component of income below the income (loss) from continuing operations in each period presented.
The following table presents a reconciliation of discontinued operations for the three and six months ended June 30, 2025 and 2024, respectively (amount in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues, net	$—	$970	$—	$2,248
Cost of revenues	—	1,291	—	2,942
Gross loss	—	(321)	—	(694)
Operating expenses:
General and administration	—	278	102	572
Research and development	—	—	—	—
Total operating expenses	—	278	102	572
Loss from operations	—	(599)	(102)	(1,266)
Interest expense	—	(121)	—	(195)
Other income	$—	$30	$—	$30
Loss from discontinued operations, net of tax	$—	$(690)	$(102)	$(1,431)

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
The assets and liabilities classified in discontinued operations as of June 30, 2025 and December 31, 2024 are as follows (amount in thousands):

	June 30, 2025	December 31, 2024
Restricted cash	$—	$627
Accounts receivable, net	—	605
Inventory, net	—	1,487
Prepaid expenses and other current assets	—	3,424
Total current assets in discontinued operations	—	6,143
Property, plant and equipment, net	—	4,895
Other assets	—	544
Total non-current assets in discontinued operations	—	5,439
Total assets in discontinued operations	—	11,582

Accounts payable	$—	$2,432
Secured promissory note payable	—	1,000
Finance lease liability	—	2,356
Other current liabilities	—	79
Total current liabilities in discontinued operations	—	5,867
Secured long-term debt, net of discount of $318	—	2,924
Total non-current liabilities in discontinued operations	—	2,924
Total liabilities in discontinued operations	$—	$8,791

Note 15 - Fair Value Measurements
The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2025 (in thousands):

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$270	$270

There were no transfers between Level 1, 2 or 3 during the six-month period ended June 30, 2025.
The following table presents changes in Level 3 liabilities measured at fair value for the six-month period ended June 30, 2025. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Balance at January 1, 2025	$—
Issuance of unvested warrants in conjunction with loan agreements	230
Change in fair value	40
Balance at June 30, 2025	$270
A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Black-Scholes option pricing model measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2025, is as follows:

June 30, 2025
Exercise price	$0.60
Expected term (years)	5.0
Expected stock price volatility	97.7%
Risk-free rate of interest	3.8%
Expected dividend yield (per share)	0%
Note 16 - Subsequent Events
On July 22, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), Convertible Notes (the “Notes”), Warrants (the “Warrants”), Security Agreement, Registration Rights Agreement, and Transfer Agent Reservation Letter with two investors (the “Investors”) for a private placement of senior secured convertible notes and warrants.
The Purchase Agreement with the two Investors is for the sale and issuance of an aggregate principal cash investment amount of $3.0 million of 20% Original Issue Discount Senior Secured Convertible Notes and common stock purchase warrants to acquire up to 5,250,000 shares of common stock. After the OID, the two Notes have a combined principal face amount of $3.8 million. The Company received net cash proceeds of $2.8 million after repayment of certain obligations from the flow of funds.
The Notes mature on July 22, 2026, bear interest at 10% per annum on the original principal face amount and provide for other customary terms and covenants. The Notes are not convertible for 4 months after execution and may be prepaid at any time without penalty. After the Note conversion waiting period of 4 months, the Notes permit holders to convert outstanding principal and accrued interest into shares of common stock at a conversion price that is the lower of 80% of the trailing ten-day volume weighted average price (VWAP) or a fixed maximum price, but with a set floor price and certain caps on conversion to prevent excessive dilution.
The Warrants are exercisable at an exercise price of $0.50 per share (subject to adjustment) and expire 5 years from their date of issuance.
The parties agreed to reserve 1.0 million shares now, and upon shareholder approval of the amendment of the certificate of incorporation to authorize additional shares, the Transfer Agent will increase the reserve to 226.3 million shares. Any failure by the Company to get the additional shares authorized would be resolved in a cash settlement.
Patent Issuance

On August 6, 2025, the United States Patent and Trademark Office issued U.S. Patent No. 12,379,378 B2, covering the BE-Smart™ Esophageal Pre-Cancer Diagnostic Screening Test. This newly issued patent further strengthens our intellectual property position for BE-Smart™ technology and supports our continued efforts to commercialize the test for early detection and risk stratification of Barrett’s esophagus and related esophageal conditions.

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
General
We are a next-generation biotech, genomics and consumer products company. We are also focused on licensing, developing and commercializing novel drugs, dietary supplements, compounds and diagnostics.
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
Our wholly owned subsidiary, ProPhase Diagnostics, Inc. (“ProPhase Diagnostics”), ceased providing diagnostic testing in May 2025. Management is currently evaluating the future direction of ProPhase Diagnostics.
On August 10, 2021, we acquired Nebula Genomics, Inc., a privately owned personal genomics company, through our new wholly owned subsidiary, ProPhase Precision Medicine Inc. (“ProPhase Precision”). Subsequently in 2022, ProPhase Precision's legal name was changed to Nebula Genomics, Inc. ("Nebula"). Nebula focuses on genomics sequencing technologies, a comprehensive method for analyzing entire genomes, including the genes and chromosomes in DNA. The data obtained from genomic sequencing can be used to help identify inherited disorders and tendencies, help predict disease risk, help identify expected drug response, and characterize genetic mutations, including those that drive cancer progression.
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

Our wholly-owned subsidiary, DNA Complete, Inc. (“DNA Complete”), which was formed on September 24, 2024, for the offering of whole genome sequencing and related services. DNA Complete sequences specimens at multiple genomic sequencing laboratories. DNA Complete focuses on genomics testing technologies, a comprehensive method for analyzing entire genomes, including the genes and chromosomes in deoxyribonucleic acid (“DNA”). The data obtained from genomic sequencing may help to identify inherited disorders and tendencies, predict disease risk, identify expected drug response, and characterize genetic mutations, including those that drive cancer progression. DNA Complete currently offers DNA Complete’s whole genome sequencing products direct-to-consumers online with plans to sell in food, drug and mass retail stores and to provide testing for universities conducting genomic research. Our personal genomics business is and will continue to be impacted by demand for our genetic sequencing products and services, our marketing and service capabilities, and our ability to comply with applicable regulatory requirements.
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
Results of Continuing Operations
Three Months Ended June 30, 2025 as Compared to the Three Months Ended June 30, 2024
For the three months ended June 30, 2025, net revenue was $1.2 million as compared to $1.5 million for the three months ended June 30, 2024. The Company did not generate any revenues from diagnostic services for the three months ended June 30, 2025 and 2024, respectively.
Cost of revenues for the three months ended June 30, 2025 were $0.5 million, comprised of $0.1 million for diagnostic services and $0.4 million for consumer products. Cost of revenues for the three months ended June 30, 2024 were $1.7 million, comprised of $0.7 million for diagnostic services and $1.0 million for consumer products.
We realized a gross margin profit of $0.7 million for the three months ended June 30, 2025 as compared to a gross margin loss of $0.2 million for the three months ended June 30, 2024. The increase of $0.9 million was a result of increased consumer products with better margin product mix. For the three months ended June 30, 2025 and 2024, we realized an overall gross margin of 58.9% and (10.3)%, respectively. Gross margin for diagnostic services was zero or not applicable due to no revenue in the 2025 and 2024 comparable periods, respectively. Gross margin for consumer products was 67.8% and 36.8% in the 2025 and 2024 comparable periods, respectively. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.
General and administration expenses for the three months ended June 30, 2025 were $4.6 million as compared to $6.9 million for the three months ended June 30, 2024. The decrease in general and administration expenses of $2.3 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was principally related to a decrease in personnel expenses, overhead costs and professional fees and removal of costs related to the divestiture of PMI.
Research and development costs for the three months ended June 30, 2025 were $4,000 as compared to $140,000 for the three months ended June 30, 2024. The decrease in research and development costs of $136,000 for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was principally due to decreased activities related to product research and field testing as a result of refined focus and efforts.
Interest expense for the three months ended June 30, 2025 was $587,000 as compared to $522,000 for the three months ended June 30, 2024. The decrease in interest expense of $65,000 for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was principally due to the lower balance of our outstanding debt that bears interest and leased manufacturing equipment.
As a result of the effects described above, net loss from the continuing operations for the three months ended June 30, 2025 was $4.5 million, or $(0.11) per share, as compared $5.5 million, or $(0.29) per share, for the three months ended June 30, 2024. Diluted loss per share related to the continuing operations for the three months ended June 30, 2025 and 2024 were $(0.11) per share and $(0.29) per share, respectively.
Six Months Ended June 30, 2025 as Compared to the Six Months Ended June 30, 2024
For the six months ended June 30, 2025, net revenue was $2.7 million as compared to $3.9 million for the six months ended June 30, 2024. The decrease in net revenue was the result of a $1.2 million decrease in consumer products. The Company did not generate any revenues from diagnostic services for the six months ended June 30, 2025 and 2024, respectively.
Cost of revenues for the six months ended June 30, 2025 were $1.4 million, comprised of $344,000 for diagnostic services and $1.1 million for consumer products. Cost of revenues for the six months ended June 30, 2024 were $4.1 million, comprised of $1.4 million for diagnostic services and $2.6 million for consumer products.
We realized a gross margin profit of $1.3 million for the six months ended June 30, 2025 as compared to a gross margin loss of $215,000 for the six months ended June 30, 2024. The increase of $1.5 million was comprised of a decrease of $1.1 million in diagnostic services gross margin loss, and an increase of $0.4 million in consumer products. For the six months ended June 30, 2025 and 2024, we realized an overall gross margin of 47.1% and (5.6)%, respectively. Gross margin for diagnostic services was zero or not applicable due to no revenue in the 2025 and 2024 comparable periods, respectively. Gross margin for consumer products was 59.9% and 31.5% in the 2025 and 2024 comparable periods, respectively. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.
General and administration expenses for the six months ended June 30, 2025 were $8.7 million as compared to $14.2 million for the six months ended June 30, 2024. The decrease in general and administration expenses of $5.5 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was principally related to a decrease in personnel expenses, overhead costs and professional fees.
Research and development costs for the six months ended June 30, 2025 were $101,000 as compared to $412,000 for the six months ended June 30, 2024. The decrease in research and development costs of $311,000 for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was principally due to decreased activities related to product research and field testing as a result of refined focus and efforts.
Interest expense for the six months ended June 30, 2025 was $1.1 million as compared to $963,000 for the six months ended June 30, 2024. The increase in interest expense of 163,000 for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was principally due to the higher balance of our outstanding debt that bears interest and leased manufacturing equipment.
As a result of the effects described above, net loss from the continuing operations for the six months ended June 30, 2025 was $9.1 million, or $(0.24)per share, as compared $11.0 million, or $(0.59) per share, for the six months ended June 30, 2024. Diluted loss per share related to the continuing operations for the six months ended June 30, 2025 and 2024 were $(0.24) per share and $(0.59) per share, respectively.

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
The following table sets forth the reconciliations of EBITDA and Adjusted EBITDA excluding other costs to the most comparable GAAP financial measures (in thousands):

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
GAAP loss from continuing operations (1)	$(4,472)	$(5,463)	$(9,150)	$(10,987)
Interest, net	587	522	1,126	963
Income tax benefit	779	(2,287)	779	(4,853)
Depreciation and amortization	1,349	1,536	2,831	3,141
EBITDA	(1,757)	(5,692)	(4,414)	(11,736)
Share-based compensation expense	508	796	1,029	2,385
Non-cash rent expense (2)	442	67	964	169
Adjusted EBITDA from continuing operations	$(807)	$(4,829)	$(2,421)	$(9,182)

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

Liquidity and Capital Resources
Our aggregate cash and cash equivalents as of June 30, 2025 were $169,000 as compared to $678,000 at December 31, 2024. Our working capital deficit was $1.1 million and $1.5 million as of June 30, 2025 and December 31, 2024, respectively. The decrease of approximately $0.5 million in our cash and cash equivalents for the six months ended June 30, 2025 was principally due to $4.2 million cash used in operating activities and repayment of notes payable for $2.5 million, offset by proceeds from issuance of common stock and notes payable of $4.7 million. We also received $800,000 from sale of PMI.
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

In addition to the consideration paid at closing, the Company will issue shares of common stock valued at $2.0 million (the “Milestone Stock”) to the Stella Sellers upon a Commercialization Event (as defined in the Stella Purchase Agreement). The Milestone Stock was recorded at closing as a non-current liability at its fair value of $2.0 million. Also, the Company is required to pay to the Stella Sellers for each of the seven calendar years during the seven years period commencing on the first day of the calendar year following the date of the Commercialization Event, a non-refundable, non-creditable royalty of 5% of the Adjusted Gross Margin for such Annual Period. As of June 30, 2025, the Commercialization Event had not occurred.

Contractual Obligations under Debt Arrangement
The Company has contractual obligations under various debt arrangement. See Note 6 in our financial statement included in this Quarterly Report for more information relating to our outstanding debt obligations.
HRSA Funding
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. There were no diagnostic services revenue for the three months ended June 30, 2025 and 2024, respectively, that was generated from this program for the uninsured. On March 22, 2022, the Health Resources & Services Administration's uninsured program stopped accepting claims for COVID-19 testing and treatment due to lack of sufficient funds. Despite requests from the Acting Director of the Office of Management and Budget and the White House Coordinator for COVID-19 Response for additional emergency funding for the uninsured program, additional emergency funding were not allocated to the Health Resources & Services Administration's uninsured program.
On January 30, 2023, the Administration announced that effective May 11, 2023, the federal Public Health Emergency would expire related to the COVID-19 pandemic. This expiration changes regulatory guidelines around COVID-19 testing including billing codes and reimbursement rates of in and out of network laboratories. As a result of the Public Health Emergency ending and the significant decrease in demand of COVID-19 testing, we have not performed any diagnostic testing services during the three months ended June 30, 2025.
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
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial and accounting officer. Based on that review, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. As of June 30, 2025, we had approximately $3.3 million of outstanding indebtedness, net of discounts and approximately $169 thousand in cash and cash equivalents. Our business may not generate cash flow from operations in the future sufficient to service our debt obligations and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

On September 23, 2024, we notified the Nasdaq Stock Market LLC (“Nasdaq”) that we not in compliance with the audit committee requirement under Nasdaq Listing Rule 5605(c)(2)(A) solely due to a vacancy on the audit committee of our Board resulting from Eleanor McBrier’s resignation from the Board. On September 26, 2024, we received a notice from Nasdaq indicating that the Company no longer complies with the audit committee requirements as set forth in Nasdaq Listing Rule 5605 and confirming our opportunity to regain compliance within the cure period provided in Nasdaq Listing Rule 5605(c)(4), which is the earlier of our next annual meeting of stockholders or September 20, 2025, or if the next annual stockholders’ meeting is held before March 19, 2025, then we must evidence compliance no later than March 19, 2025. We are evaluating the membership of the audit committee and intends to regain compliance with Nasdaq Listing Rule 5605(c)(2)(A) prior to the expiration of the applicable cure period described above. In June 2025, the Board appointed Carolina Abenante, Esq. as an independent director (and designated her for the Audit Committee effective July 19, 2025), and on June 25, 2025, Nasdaq notified us that we were back in compliance and closed the matter. Continued compliance depends on, among other things, the ongoing service and independence of our directors; any future changes to Board or committee composition could again place us out of compliance and expose us to potential delisting risk.

On December 26, 2024, we received a letter from the Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that the bid price for our common stock for the last 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Listing Rule 5550(a)(2). Under Nasdaq Listing Rule 5810(c)(3)(A), we were granted a 180 calendar day grace period, or until June 24, 2025, to regain compliance with the minimum bid price requirement. The continued listing standard will be met if we evidence a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period. In order for Nasdaq to consider granting us additional time beyond June 24, 2025, we would be required, among other things, to meet the continued listing requirement for market value of publicly held shares as well as all other standards for initial listing on Nasdaq, with the exception of the minimum bid price requirement. In the event the we do not regain compliance with the $1.00 bid price requirement by June 24, 2025, eligibility for Nasdaq’s consideration of a second 180 day grace period would be determined on our compliance with the above referenced criteria on June 24, 2025. On May 12, 2025, the Company applied to the Nasdaq Listing Qualifications Department for the 180 day extension of time to regain compliance. On June 26, 2025, Nasdaq granted us an additional 180-day extension through December 22, 2025 to regain compliance, based on our meeting all other initial-listing standards aside from bid price.

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

Our recent financing transactions require stockholder approvals under Nasdaq rules; failure to obtain these approvals could constrain our ability to issue shares, require cash settlement, and adversely affect our liquidity and compliance.

On July 23, 2025, we closed a private placement of senior secured convertible notes and warrants. Issuances under this financing are subject to limits under Nasdaq’s shareholder-approval rules (including potential issuance above 20% of our outstanding shares and pricing-related thresholds), as well as limits in our current certificate of incorporation. On July 28–29, 2025, we filed proxy materials and announced a Special Meeting set for August 29, 2025 seeking, among other things, to increase authorized common shares to 1,000,000,000 and to approve the potential issuance of up to 226,310,704 shares (and/or convertible or exercisable securities) in connection with the July 2025 financing. If stockholder approval is not obtained, our ability to convert the notes or allow full warrant exercises could be restricted, which may require cash settlement or other accommodations and could strain liquidity and adversely affect compliance with Nasdaq rules.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended June 30, 2025, in connection with two secured loan agreements entered into on June 22, 2025 (one with our Chief Executive Officer and Chairman, Ted Karkus, and one with an unaffiliated investor), we issued to each lender an unvested warrant to purchase 500,000 shares of our common stock at an exercise price of $0.60 per share. The warrants will vest only upon shareholder approval of an increase in the number of authorized shares of our common stock.

The warrants described above were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder. No underwriters were involved in these transactions, and no underwriting discounts or commissions were paid.

The terms of the loan agreements and warrants are described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2025 (Accession No. 0001641172-25-016710), which description is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable
Item 5. Other Information.
During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Exhibits identified below as previously filed are incorporated herein by reference.

Exhibit No.	Description
10.1
Secured Loan Agreement, dated June 22, 2025, between ProPhase Labs, Inc. and Ted Karkus (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 26, 2025 (Accession No. 0001641172-25-016710)).

10.2
Secured Loan Agreement, dated June 22, 2025, between ProPhase Labs, Inc. and [Unaffiliated Investor Name] (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 26, 2025 (Accession No. 0001641172-25-016710)).

10.3
Form of Warrant issued in connection with the June 2025 Loans (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 26, 2025 (Accession No. 0001641172-25-016710)).

10.4
Securities Purchase Agreement, dated July 22, 2025, by and among ProPhase Labs, Inc. and the investors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 28, 2025 (Accession No. 0001641172-25-021109)).

10.5	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed July 28, 2025 (Accession No. 0001641172-25-021109)).

10.6	Form of Warrant issued in connection with the July 2025 Financing (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed July 28, 2025 (Accession No. 0001641172-25-021109)).

10.7
Security Agreement, dated July 22, 2025, among ProPhase Labs, Inc., its subsidiaries, and the investors (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed July 28, 2025 (Accession No. 0001641172-25-021109)).

99.1	Press Release dated July 23, 2025 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed July 23, 2025 (Accession No. 0001641172-25-020651)).

99.2
Press Release dated June 26, 2025, regarding Nasdaq minimum bid compliance extension (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed June 26, 2025 (Accession No. 0001641172-25-016692)).

99.3
Press Release dated July 29, 2025, regarding Special Meeting of shareholders and preliminary proxy filing (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed July 29, 2025 (Accession No. 0001641172-25-021262)).

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
Date: August 13, 2025