Form 10-Q
period 2025-09-30
ProPhase Labs, Inc.
filed 2025-11-19
CIK 868278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding shares as of November 17, 2025
Common Stock, $0.0005 par value	46,179,017

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$405	$678
Accounts receivable, net	3,284	20,058
Inventory, net	266	1,143
Prepaid expenses and other current assets	3,818	2,615
Current assets in discontinued operations	—	6,143
Total current assets	7,773	30,637

Property, plant and equipment, net	2,349	7,501
Investment in unconsolidated affiliates	43,657	—
Prepaid expenses, net of current portion	140	217
Operating lease right-of-use asset, net	—	4,115
Intangible assets, net	7,813	9,750
Goodwill	3,968	5,231
Other assets	2	310
Non-current assets in discontinued operations	—	5,439
TOTAL ASSETS	$65,702	$63,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,195	$13,717
Accounts payable to unconsolidated affiliates	27,653	—
Accrued diagnostic services	—	31
Accrued advertising and other allowances	151	151
Finance lease liabilities	2,580	2,147
Operating lease liabilities	—	1,214
Short-term loan payable, net of discount of $629 and $237	3,185	3,207
Short-term loan payable to related party, net of discount of $188	437	—
Short-term convertible notes payable, net of discount of 3,233	517	—
Derivative liability	2,688	—
Deferred revenue	1,374	1,698
Income tax payable	291	1,987
Other current liabilities	2,216	2,115
Current liabilities in discontinued operations	—	5,867
Total current liabilities	55,287	32,134
Non-current liabilities:

Unsecured promissory notes, net of discount of $127	—	9,873
Unsecured long-term debt, net of discount of $— and $423	—	1,779
Due to sellers (see Note 3)	2,000	2,000
Deferred revenue, net of current portion	589	784
Operating lease liabilities, net of current portion	—	3,762
Finance lease liabilities, net of current portion	965	2,591
Non-current liabilities in discontinued operations	—	2,924
Total non-current liabilities	3,554	23,713
Total liabilities	58,841	55,847

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock authorized 1,000,000, $0.0005 par value, no shares issued and outstanding	—	—
Common stock authorized 1,000,000,000, $0.0005 par value, 41,541,205 and 29,874,029 shares outstanding, respectively	29	23
Additional paid-in capital	122,411	129,921
Accumulated deficit	(65,738)	(58,393)
Treasury stock, at cost, 8,692,005 and 12,940,967 shares (1), respectively	(49,643)	(64,000)
Accumulated other comprehensive loss	(198)	(198)
Total stockholders’ equity	6,861	7,353
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,702	$63,200
(1) Net of 6,000,000 collateral shares. See Note 6.
See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues, net	$883	$1,416	$3,561	$5,276
Cost of revenues	1,006	1,201	2,424	5,276
Gross profit	(123)	215	1,137	—

Operating expenses:
General and administration	4,635	6,573	13,351	20,805
Research and development	6	122	107	534
Total operating expenses	4,641	6,695	13,458	21,339
Loss from operations	(4,764)	(6,480)	(12,321)	(21,339)

Debt extinguishment gain (loss)	220	—	(498)	—
Loss on issuance of debt	(480)	—	(480)	—
Interest expense	(1,549)	(993)	(2,675)	(1,956)
Change in fair value of warrant liability	(185)	—	(225)	—
Change in fair value of derivative liability	(618)	—	(618)	—
Loss from disposal of fixed assets	—	—	(868)	—
Employee retention tax credit income	380	—	2,318	—
Other expense	—	—	—	(18)
Loss from operations before income taxes	(6,996)	(7,473)	(15,367)	(23,313)
Income tax (expense) benefit	157	2,508	(622)	7,361
Loss from continuing operations after income taxes	(6,839)	(4,965)	(15,989)	(15,952)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(1,622)	(102)	(3,053)
Gain from disposal of discontinued operations	—	—	8,746	—
Income (loss) from discontinued operations	—	(1,622)	8,644	(3,053)
Net loss	$(6,839)	$(6,587)	$(7,345)	$(19,005)
Other comprehensive income:
Unrealized gain on marketable securities	(2)	1	—	103
Total comprehensive loss	$(6,841)	$(6,586)	$(7,345)	$(18,902)

Net earnings (loss) per share:
Loss from continuing operations, basic and diluted	$(0.16)	$(0.26)	$(0.41)	$(0.85)
Income (loss) from discontinued operations, basic and diluted	$—	$(0.09)	$0.22	$(0.16)
Net loss per share, basic and diluted	$(0.16)	$(0.35)	$(0.19)	$(1.02)

Weighted average common shares outstanding:
Basic	41,541	19,079	39,462	18,672
Diluted	41,541	19,079	39,462	18,672
See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	For the Three Months Ended September 30, 2025
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of July 1, 2025	41,541,205	$29	$120,145	$(58,899)	$(49,643)	$(196)	$11,436
Issuance of warrants in conjunction with debt issuance	—	—	1,260	—	—	—	1,260
Reclassification of liability classified warrants to equity	—	—	575	—	—	—	575
Stock-based compensation (including $228 in prepaid expense)	—	—	431	—	—	—	431
Unrealized loss on marketable securities	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	(6,839)	—	—	(6,839)
Balance as of September 30, 2025	41,541,205	$29	$122,411	$(65,738)	$(49,643)	$(198)	$6,861

	For the Three Months Ended September 30, 2024
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of July 1, 2024	19,078,529	$18	$125,703	$(17,447)	$(64,000)	$(198)	$44,076
Unrealized loss on marketable debt securities	—	—	—	—	—	1	1
Stock-based compensation (including $683 in prepaid expense)	—	—	636	—	—	—	636
Net loss	—	—	—	(6,587)	—	—	(6,587)
Balance as of September 30, 2024	19,078,529	$18	$126,339	$(24,034)	$(64,000)	$(197)	$38,126

	For the Nine Months Ended September 30, 2025
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2025	29,874,029	$23	$129,921	$(58,393)	$(64,000)	$(198)	$7,353
Issuance of common shares and treasury shares for cash, net of offering cost of $275	11,315,000	6	(10,805)	—	14,357	—	3,558
Issuance of common stock as commitment fee for future financing	352,176	—	—	—	—	—	—
Issuance of warrants in conjunction with debt issuance	—	—	1,260	—	—	—	1,260
Reclassification of liability classified warrants to equity	—	—	575	—	—	—	575
Stock-based compensation (including $228 in prepaid expense)	—	—	1,460	—	—	—	1,460
Net loss	—	—	—	(7,345)	—	—	(7,345)
Balance as of September 30, 2025	41,541,205	$29	$122,411	$(65,738)	$(49,643)	$(198)	$6,861

	For the Nine Months Ended September 30, 2024
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2024	18,045,029	$18	$118,694	$(5,029)	$(64,000)	$(300)	$49,383
Issuance of common stock for cash, net of offering cost of $94	1,033,500	—	4,624	—	—	—	4,624
Unrealized gain on marketable debt securities	—	—	—	—	—	103	103
Stock-based compensation (including $683 in prepaid expense)	—	—	3,021	—	—	—	3,021
Net loss	—	—	—	(19,005)	—	—	(19,005)
Balance as of September 30, 2024	19,078,529	$18	$126,339	$(24,034)	$(64,000)	$(197)	$38,126

See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities
Net loss	$(7,345)	$(19,005)
Less: Gain (loss) from discontinued operations, net of tax	8,644	(3,053)
Net loss from continuing operations	(15,989)	(15,952)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Realized loss on marketable debt securities	—	18
Depreciation and amortization	3,869	4,664
Amortization of debt discount	1,813	983
Impairment loss	1,263	—
Amortization on operating lease right-of-use assets	227	338
Loss on issuance of debt	480	—
Stock-based compensation expense	1,460	3,021
Loss from lease termination	1,357	—
Employee retention tax credit income	(1,929)	—
Inventory reserve	—	(24)
Loss (gain) from disposal of fixed assets	868	(91)
Change in fair value of warrant liability	225	—
Change in fair value of derivative liability	618	—
Debt extinguishment loss	498	—
Changes in operating assets and liabilities:
Accounts receivable	(7)	4,824
Inventory	313	587
Prepaid expenses and other current assets	(1,209)	(688)
Deferred tax asset	—	(7,427)
Other assets	—	854
Accounts payable and accrued expenses	565	4,820
Accrued diagnostic services	(5)	(276)
Accrued advertising and other allowances	—	98
Deferred revenue	(519)	(907)
Deferred tax liability	—	—
Lease liabilities	(151)	(1,404)
Income tax payable	(1,696)	(1,004)
Other liabilities	238	(1,022)
Net cash used in operating activities - continuing operations	(7,711)	(8,588)
Net cash provided by (used in) operating activities - discontinued operations	597	(5,432)
Net cash used in operating activities	(7,114)	(14,020)

Cash flows from investing activities
Proceeds from sales of marketable securities	—	3,374

Proceeds from sales of fixed assets	120	229
Capital expenditures	—	(866)
Net cash provided by investing activities - continuing operations	120	2,737
Net cash provided by (used in) investing activities - discontinued operations	800	(275)
Net cash provided by investing activities	920	2,462

Cash flows from financing activities
Proceeds from issuance of note payable, net	2,914	8,334
Proceeds from issuance of note payable to related party, net	500	—
Proceeds from issuance of convertible notes payable	3,000	—
Proceeds from issuance of common shares, net	3,558	4,624
Repayment of note payable	(4,016)	(2,492)
Net cash provided by financing activities - continuing operations	5,956	10,466
Net cash used in financing activities - discontinued operations	(35)	(16)
Net cash provided by financing activities	5,921	10,450

Decrease in cash and cash equivalents	(273)	(1,108)
Cash and cash equivalents at the beginning of the period	678	1,609
Cash and cash equivalents at the end of the period	$405	$501

Supplemental disclosures:
Cash paid for income taxes	$1,094	$860
Interest payments	$1,161	$2,126

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock as commitment fee for future financing	$158	$—
Issuance of liability classified warrants associated with notes payable	$230	$—
Net unrealized (gain) loss, investments in marketable debt securities	$—	$267
Deconsolidation of subsidiaries assets and liabilities	$(16,003)	$—
Recognition investment in nonconsolidated subsidiaries	$43,657	$—
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

Our wholly-owned subsidiary, ProPhase Diagnostics, Inc., and two indirectly wholly-owned subsidiaries, ProPhase Diagnostics NY, Inc. and ProPhase Diagnostics NJ, Inc., ceased providing COVID-19 diagnostic testing in May 2025. ProPhase Diagnostics NJ, Inc. still leases the laboratory space in Old Bridge, New Jersey. The labs were forced to cease diagnostic testing when medical insurance carriers ceased paying COVID-19 diagnostic testing claims. On September 22, 2025, the three lab entities filed for a Chapter 11 reorganization in United States Bankruptcy Court for the District of New Jersey. On September 30, 2025, the Court granted the motion for joint administration. The bankruptcy filing is the next step in the Company’s legal advisor, Crown Medical Collections, strategic initiative to collect what the Company believes could be tens of millions of dollars in unpaid insurance claims. The Company believes one objective of the bankruptcy filing is to streamline and accelerate recovery of the unpaid insurance claims the Company believes were lawfully owed for approved and completed testing services.

In August 2021, the Company acquired Nebula Genomics, Inc. (“Nebula”), a privately owned personal genomics company, through our wholly-owned subsidiary, ProPhase Precision Medicine Inc. Nebula focuses on genomics sequencing technologies, a comprehensive method for analyzing entire genomes, including the genes and chromosomes in deoxyribonucleic acid ("DNA"). The data obtained from genomic sequencing can be used to help identify inherited disorders and tendencies, help predict disease risk, help identify expected drug response, and characterize genetic mutations, including those that drive cancer progression. At this time, the Company is taking steps to grow its genomics businesses while also continuing to explore the potential sole of Nebula.

The Company’s wholly-owned subsidiary, DNA Complete, Inc. (“DNA Complete”), which was formed on September 24, 2024, for the offering of whole genome sequencing and related services. DNA Complete sequences specimens at Nebula as well as at other laboratories. DNA Complete focuses on genomics testing technologies, a comprehensive method for analyzing entire genomes, including the genes and chromosomes in deoxyribonucleic acid (“DNA”). The data obtained from genomic sequencing may help to identify inherited disorders and tendencies, predict disease risk, identify expected drug response, and characterize genetic mutations, including those that drive cancer progression. DNA Complete currently offers DNA Complete’s whole genome sequencing products direct-to-consumers online with plans to sell in food, drug and mass retail stores and to provide testing for universities conducting genomic research.

The Company's wholly owned subsidiary, ProPhase BioPharma, Inc. (“PBIO”), was formed in June 2022, for the licensing, development and commercialization of novel drugs, dietary supplements and compounds. Licensed compounds currently include Equivir (a OTC, dietary supplement candidate) and Equivir G (prescription drug (“Rx”) candidate), two broad-based anti-virals, and Linebacker LB-1 and LB-2, two small molecule proviral integration site for moloney murine leukemia virus (“PIM”) kinase inhibitors. The Company also owns the exclusive rights to the BE-Smart™ Esophageal Pre-Cancer Diagnostic Screening test and related intellectual property (“IP”) assets.

In connection with the activities of PBIO, in January 2023, the Company acquired exclusive rights to BE-Smart™ Esophageal Pre-Cancer Diagnostic Screening test and related IP assets. The BE-Smart™ test is focused on the early detection of esophageal cancer, and is intended to provide health care providers and patients with data to help determine treatment options. The development of these novel drugs and compounds is highly dependent on how each performs during the testing and development stage, the demand for these product and services once entered into the marketplace, our marketing and service capabilities and our ability to comply with applicable regulatory requirements.

The Company also owns a dietary supplements business under the TK Supplements® brand. The TK Supplements® product line includes Legendz XL®, a male sexual enhancement and Triple Edge XL®, an energy and stamina support product.

BE-Smart™ Esophageal Pre-Cancer Diagnostics Screening Test

In March 2023, in connection with the asset acquisition of Stella Diagnostics, Inc., we announced a collaboration for the continued development of our BE-Smart™ Esophageal Pre-Cancer diagnostic screening test. The BE-Smart™ test

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
is designed to detect molecular biomarkers associated with Barrett’s Esophagus and progression to esophageal adenocarcinoma.

On June 17, 2025, we announced the successful completion of a key validation study for the BE-Smart™ molecular diagnostic test. The study demonstrated a technical success rate greater than 95% using esophageal brush cytology samples, confirming the test’s compatibility and reliability with both traditional forceps biopsy and less invasive brush biopsy techniques. Based on these results, we are continuing commercialization of BE-Smart™ as a Laboratory Developed Test (“LDT”) and Research Use Only (“RUO”) product, with steps towards commercialization planned for the first quarter of 2026 and broader insurance-backed commercialization targeted for the third quarter of 2026.These timelines are forward-looking statements and are subject to various risks and uncertainties, including, but not limited to, regulatory developments, payer coverage decisions, and market adoption rates.

On March 31, 2025, the U.S. District Court for the Eastern District of Texas vacated the U.S. Food and Drug Administration’s (“FDA”) Final Rule that would have expanded FDA oversight of LDTs, holding that the agency exceeded its statutory authority. The court remanded the matter to the Department of Health and Human Services for reconsideration. The FDA did not appeal the decision and formally rescinded the rule in August 2025. As a result, the rule is no longer in effect and compliance deadlines are not enforceable. Oversight of LDTs, including BE-Smart™, currently reverts to the existing Clinical Laboratory Improvement Amendments (“CLIA”) framework administered by the Centers for Medicare & Medicaid Services. Future legislative or regulatory action could alter this framework.

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
For the nine months ended September 30, 2025 and 2024, we incurred approximately zero and $0.2 million, respectively, in general and administrative expenses related to the BE-Smart™ license agreement, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All such expenses were expensed as incurred. No new clinical studies under the BE-Smart™ license agreement were initiated during the nine months ended September 30, 2025.

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

Nebula Genomics and DNA Complete

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

DNA Complete is not rated by the Better Business Bureau and Nebula Genomics is accredited by the Better Business Bureau (BBB) with a current “B” rating in the DNA Testing / Genetic Testing category. A number of customer inquiries and complaints relating to order fulfillment, billing, and access to results have been reported. Due to a change in sequencing lab, the companies fell behind in sequencing. A new lab has been engaged and the delayed results are in the process of being resolved. DNA Complete continues to strengthen its operations, data security, and customer-service processes to enhance reliability and consumer confidence as it expands its presence in the growing personal genomics market.

In October 2024, a putative class action lawsuit, Portillo v. Nebula Genomics, Inc., was filed in the U.S. District Court for the Northern District of Illinois under Illinois’s Genetic Information Privacy Act (“GIPA”) alleging that Nebula improperly shared customers’ genetic information with third parties without written consent. The action named Nebula along with Meta Platforms, Google and Microsoft. The dispute was later transferred to the U.S. District Court for the District of Massachusetts in accordance with Nebula’s Terms of Use, which mandated that claims be brought in Massachusetts. The complaint remains at the pleading stage. In addition to the motion to change venue, Nebula filed a motion to dismiss. While the allegations raise reputational and legal risks, no judgment or settlement has been entered and potential liability is not reasonably estimable at this time. Accordingly, management does not consider this litigation to be material to the consolidated financial statements as of the date of this prospectus.

ProPhase BioPharma

We formed PBIO in June 2022 to assist in the licensing, development and commercialization of novel drugs, dietary supplements and compounds. Licensed compounds under development currently include Equivir (a dietary supplement candidate) and Equivir G (prescription drug (“Rx”) candidate), and two broad-based candidates. We also own @the exclusive rights to the BE-Smart™ Esophageal Pre-Cancer Diagnostic Screening test, which is in development as described above, and related intellectual property (“IP”) assets.

Equivir (dietary supplement candidate) and Equivir G (Rx candidate)

We have exclusive worldwide rights to develop and commercialize Equivir (a dietary supplement candidate) and Equivir G (a Rx drug candidate) pursuant to a license agreement with Global BioLife, Inc. (“Global BioLife”).

Equivir is a blend of polyphenols, which are substances found in many nuts, vegetables and berries. The composition is projected to come in capsule form and be taken daily like a multivitamin. The composition is believed to support the human body’s immune function, and improve the quality of lives for users. We plan to commercialize Equivir as a dietary supplement, leveraging our distribution in up to 40,000 FDM retail stores and online direct to consumers.

In March 2023, we commenced patient enrollment in a randomized, placebo-controlled clinical trial of Equivir to evaluate its effect in supporting immune system functions. Vedic Lifesciences, a leading clinical research organization, was contracted to run the multi-arm trial. Vedic produced interim results in February 2024, which showed enough data to continue the trial to completion.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The trial conducted by Vedic in India has been completed and the final statistical analysis report is being compiled. Vedic is currently working with the clinical research organization to finalize results and statistics and provide a final report to the Company, which we expect will occur during the fourth quarter of 2025 or the first quarter of 2026.

TK Supplements

Our TK Supplements® product line is dedicated to supporting better health, energy and sexual vitality. Each of our herbal supplements is researched to determine the optimum blend of ingredients to ensure our customers receive premium quality products. To achieve this, we formulate with the highest quality ingredients derived from nature and ingredients enhanced by science. Our TK Supplements® product line includes Legendz XL®, a sexual health formula product intended for men, and Triple Edge XL®, an energy and stamina support product.

ProPhase Diagnostics

Our wholly-owned subsidiary, ProPhase Diagnostics, Inc., and two indirectly wholly-owned subsidiaries, ProPhase Diagnostics NY, Inc. and ProPhase Diagnostics NJ, Inc., ceased providing COVID-19 diagnostic testing in May 2025. ProPhase Diagnostics NJ, Inc. still leases the laboratory space in Old Bridge, New Jersey. The labs were forced to cease diagnostic testing when the medical insurance carriers ceased paying COVID-19 diagnostic testing claims. On September 22, 2025, the three lab entities filed for a Chapter 11 reorganization in United States Bankruptcy Court for the District of New Jersey. On September 30, 2025, the Court granted the motion for joint administration. The bankruptcy filing is the next step in the Company’s legal advisor's, Crown Medical Collections, strategic initiative to collect what the Company believes could be tens of millions of dollars in unpaid insurance claims. The Company believes one objective of the bankruptcy filing is to streamline and accelerate recovery of the unpaid insurance claims the Company believes were lawfully owed for approved and completed testing services.

Note 2 - Summary of Significant Accounting Policies
Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America (“GAAP”) for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive loss and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of operating results that may be achieved over the course of the full year.
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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
reviews the accounting policies, assumptions, estimates and judgments on a quarterly basis. Actual results could differ from those estimates.
Deconsolidation of Subsidiary
A subsidiary is deconsolidated from the Company’s financial statements when the Company no longer has a controlling financial interest in the subsidiary. This generally occurs when the Company loses control through a sale, transfer, or other means, including the expiry of a contractual agreement.
Upon deconsolidation, the Company derecognizes the assets and liabilities of the of the subsidiary from the consolidated balance sheet at their carrying amounts at the date when control is lost. Any retained noncontrolling equity investment in the former subsidiary is remeasured to its fair value at the date control is lost. This fair value becomes the initial carrying amount of the retained investment. See Note 15 for discussion regarding the voluntary bankruptcy filing by the Company's fully owned subsidiaries.
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

As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Corporate stock	—	—	—	—
	$—	$—	$—	$—

As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Corporate stock	$—	$—	$—	$—
	$—	$—	$—	$—
There were no transfers of marketable securities between Levels 1, 2 or 3 for the nine months ended September 30, 2025 and 2024.
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
Revenue Recognition and Accounts Receivable

The Company recognizes revenues in accordance with Financial Accounting Standards Board (“FASB”)’s Accounting Standards Codification (“ASC”) 606, Revenues from Contracts with Customers. The Company recognizes revenue that represents the transfer of promised goods or services to customers at an amount that reflects the consideration that is expected to be received in exchange for those goods or services. The Company recognizes revenue when performance obligations with our customers have been satisfied. At contract inception, we evaluate the contract to determine if revenue should be recognized using the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
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
Recently Issued Accounting Standards, Not Yet Adopted
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (“ASU 2025-06”), which amends the guidance for accounting for software costs to reflect current software development practices, including iterative and agile methodologies, by removing references to development stages. It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The amendments may be applied either prospectively, retrospectively, or utilizing a modified transition approach. The Company is currently assessing the impact of ASU 2025-06 on its condensed consolidated financial statements and disclosures.
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

In addition to the consideration paid at closing, the Company will issue shares of common stock valued at $2.0 million (the “Milestone Stock”) to the Stella Sellers upon a Commercialization Event (as defined in the Stella Purchase Agreement). The Milestone stock was recorded at closing as a non-current liability at its fair value of $2.0 million. Also, the Company is required to pay to the Stella Sellers for each of the seven calendar years during the seven year period commencing on the first day of the calendar year following the date of the Commercialization Event, a non-refundable, non-creditable royalty of 5% of the Adjusted Gross Margin for such Annual Period. As of September 30, 2025, the Commercialization Event had not occurred.

The asset purchase does not qualify as a business combination under FASB ASC 805, Business Combinations, and has therefore been accounted for as an asset acquisition. In connection with the Stella Purchased Assets, the Company incurred $0.2 million in transaction costs, which were capitalized as part of the purchase price of the Stella Purchased Assets. The total purchase price for the Stella Purchased Assets was $6.8 million (including the value of the stock to be issued upon the Commercialization Event), which was allocated to the proprietary technology intangible asset acquired. The Company is amortizing the acquired intangible asset on a straight-line basis over its estimated useful life of five years.
Note 4 - Intangible Assets, Net
Intangible assets as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024	Estimated Useful Life (in years)
Trade names	$5,550	$5,550	15
Proprietary intellectual property	11,064	11,064	5
Customer relationships	1,180	1,180	1
CLIA license	—	1,307	3
	17,794	19,101
Less: accumulated amortization	(9,981)	(9,351)
Total intangible assets, net	$7,813	$9,750
Amortization expense for acquired intangible assets was $0.6 million and $0.6 million during the three months ended September 30, 2025 and 2024, respectively. Amortization expense for acquired intangible assets was $1.9 million

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
and $1.9 million during the nine months ended September 30, 2025 and 2024, respectively. The estimated future amortization expense of acquired intangible assets as of September 30, 2025 is as follows (in thousands):

Remaining periods in the year ended December 31, 2025	$646
Year ended December 31, 2026	2,251
Year ended December 31, 2027	1,731
Year ended December 31, 2028	370
Year ended December 31, 2029	370
Thereafter	2,445
$7,813
Note 5 - Property, Plant and Equipment
The components of property, plant and equipment are as follows (in thousands):

	September 30, 2025	December 31, 2024	Estimated Useful Life
Leasehold improvements	—	1,241
Machinery	104	482	3-7 years
Lab equipment	5,102	11,813	3-7 years
Computer equipment and software	36	2,562	3-5 years
Furniture and fixtures	151	383	5 years
	5,393	16,481
Less: accumulated depreciation	(3,044)	(8,980)
Total property, plant and equipment, net	$2,349	$7,501

Depreciation expense was $0.4 million and $1.9 million for the three and nine months ended September 30, 2025, respectively, compared to $1.9 million and $3.8 million for the three and nine months ended September 30, 2024, respectively.
In conjunction with the Company's New York office lease termination in June 2025 (see Note 10, Leases), the Company wrote off approximately $1.4 million fixed assets and leasehold improvements, which was recognized as part of loss from lease termination and was included in general and administrative expenses on the consolidated statement of operations.
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
Collateralized Loan Agreement
On November 21, 2024 the Company entered into a financing agreement with CJEF Capital Partners PTE Ltd. (“CJEF”), to provide the Company with loan funding to be secured by 6,000,000 shares of common stock (the “Collateralized Loan Agreement”). Funding is to be provided in tranches and shall mature 2 years from date of funding. Collateral retained by CJEF will be pledged and utilized to secure each funding and to be retained until all principal and interest have been paid. Interest will accrue on the outstanding principal amount of the Collateralized Loan at 6% per

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
annum (payable semi-annually in advance) and an arranger fee of 5% will be retained by CJEF from Loan proceeds. As of September 30, 2025 the Company has been provided funding of $500,000 against the Collateralized Loan agreement, with the entire balance remaining outstanding.
2024 Term Note Agreement

On October 22, 2024, the Company entered into a term note agreement with an individual investor for cash proceeds of $500,000 (the “2024 Term Note”). The 2024 Term Note has an implicit interest rate of 15%. The 2024 Term Note has a term of 12 months and requires the Company to make interest only monthly payments in the amount of $6,250 with a $506,250 balloon payment at the end of the term. There are no warrants or convertible features associated with this note. On June 22, 2025, the 2024 Term Note was extinguished and exchanged for a new loan. See description below under 2025 Loan Agreements with Warrants.

2025 Loan Agreements with Warrants

On June 22, 2025, the Company entered into two identical loan agreements with Ted Karkus, the Company’s Chief Executive Officer and the Chairman of the Board of Directors (the "CEO Loan"), and an unaffiliated investor (the "Unaffiliated Investor Loan"), pursuant to which the Company issued two twelve-month non- convertible promissory notes in the principal amount of $625,000 each. Both loans included an original issuance discount of $125,000 and bear an annual interest rate of 10%.

The Company received net cash proceeds of $500,000 from the CEO Loan. In connection with the issuance of the CEO Loan, the Company also issued 500,000 warrants (the "CEO Warrants"), which vested upon the approval by the Company's stockholders of an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the the number of authorized shares of common stock (the “Certificate of Amendment”) at the special meeting of stockholders held on September 9, 2025. The Company assessed the classification of the CEO Warrants and determined that the CEO Warrants are liability classified. The CEO Warrants have an exercise price of $0.60 for a term of 5.0 years. The grant date fair value of the CEO Warrants, and are were valued at $115,000 using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 98.4%, risk free interest rate of 4.0% and expected warrant life of 5 years. The fair value of the CEO Warrants was recorded as an additional debt discount to the note payable.

The Unaffiliated Investor Loan was issued as an exchange to the existing 2024 Term Note (see description of the 2024 Term Note Agreement above). No additional cash proceeds were provided. The Company accounted for the issuance of the Unaffiliated Investor Loan as an extinguishment of the original debt of $500,000 and the recognition of new debt which is initially measured at its fair value of $433,000. In connection with the issuance of the Unaffiliated Investor Loan, the Company also issued 500,000 unvested warrants (the "Unaffiliated Investor Warrants") to the Unaffiliated Investor. The Unaffiliated Investor Warrants contain the same terms as the CEO Warrants, and are therefore also liability classified. Accordingly, the Unaffiliated Investor Warrants have a fair value of $115,000 on the issuance date. The fair value of the Unaffiliated Investor Loan and the Unaffiliated Investor Warrants are used to determine the debt extinguishment gain or loss to be recognized. As a result, the Company recognized a debt extinguishment loss of $48,000 during the nine months ended September 30, 2025.

2025 Short-term Loans

On May 22, 2025, the Company entered into a note agreement with an individual investor for cash proceeds of $200,000 (the “May 2025 Note”). The May 2025 Note was due on July 11, 2025 and required the Company to make a $250,000 balloon payment at the maturity date. During the nine months ended September 30, 2025, the Company recognized $46,000 interest expense on the condensed consolidated statement of operations. The May 2025 Note was fully paid on July 23, 2025.

On August 1, 2025, the Company entered into a note agreement with an individual investor for cash proceeds of $100,000 (the “First August 2025 Note”), which is net of an original issue discount of $15,000. The First August 2025 Note is due on May 30, 2026. Total payments of $126,750 will be made in four monthly installment payments effective on January 30, 2026 in accordance with the payment schedule pursuant to the note agreement. During the three months ended September 30, 2025, the Company recognized $4,000 interest expense from the amortization of debt discount using the effective interest rate method on the condensed consolidated statement of operations.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
On August 14, 2025, the Company entered into a note agreement with an individual investor for cash proceeds of $150,000 (the “Second August 2025 Note”). The Second August 2025 Note is due on August 14, 2026 and requires the Company to make interest only quarterly payments in the amount of $9,452 with a $159,452 balloon payment at the end of the term.

On August 1, 2025 and September 11, 2025, the Company entered into two note agreements (collectively the "Third August 2025 Notes") with same individual investor for an aggregate cash proceeds of $400,000, which is net of original issue discount and issuance cost of $76,000. The Third August 2025 Notes has a 10 months term. Total payments of $528,000 will be made in four monthly installment payments, which won't be started until 6 months from the issuance date in accordance with the payment schedule pursuant to the note agreements. During the three months ended September 30, 2025, the Company recognized $12,000 interest expense from the amortization of debt discount using the effective interest rate method on the condensed consolidated statement of operations.

August 2025 Future Receipts Financing Agreements

On August 22, 2025, the Company entered into two agreements of sale of future receipts (“August Future Receipts Financing Agreements”) with Terrapin Business Funding, LLC (“Terrapin”) by which Terrapin purchased from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The Company received net cash proceeds of $700,000 on August 25, 2025, which was net of $188,000 origination fee and $553,000 distribution from the flow of funds to pay off the remaining balance pursuant to the Libertas Financing Agreement.

The August Future Receipts Financing Agreements require twelve monthly payments of $120,083 for a total repayment of $1.4 million over the term of the agreement.

In connection with the issuance of the August Future Receipts Financing Agreements, the Company also issued 500,000 warrants (the "August Warrants") as an additional issuance cost. The Warrants have an exercise price of $0.50 per share for a term of 5.0 years. The Company assessed the classification of the August Warrants and determined that the August Warrants are liability classified. The grant date fair value of the August Warrants were valued at $120,000 using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 98.3%, risk free interest rate of 3.8% and expected warrant life of 5.0 years. The fair value of the August Warrants was recorded as an additional debt discount to the notes payable.
During the nine months ended September 30, 2025, the Company recognized an aggregate of $52,000 interest expense from the amortization of debt discount using the effective interest rate method. As of September 30, 2025, the outstanding balance under the August Future Financing Agreement was $1.1 million, net of debt discount of $256,000.

September 2025 Future Receipts Financing Agreements

On September 29, 2025, the Company entered into an agreement of sale of future receipts (“September Future Receipts Financing Agreement”) with Stage Advance, LLC (“Stage Advance”) by which Stage Advance purchased from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price was $330,000, which was paid to the Company on September 29, 2025, net of a $6,600 origination fee. The Company also incurred a $77,000 brokerage fee. The September Future Receipts Financing Agreement requires twenty weekly payments of $19,800 for a total repayment of $396,000 over the term of the agreement.

July 2025 Private Placement

On July 22, 2025, the Company entered into two security purchase agreements with two investors (the "Investors") for the sale and issuance of two senior secured convertible notes (the "July 2025 Notes") for an aggregate principal amount of $3.8 million, with cash investment amount of $3.0 million after 20% original issue discount of $750,000. The Company received net cash proceeds of $2.8 million after repayment of certain obligations from the flow of funds.

The July 2025 Notes mature on July 22, 2026, bear interest at 10% per annum on the original principal face amount and provide for other customary terms and covenants. The July 2025 Notes are not convertible for 4 months after execution and may be prepaid at any time without penalty. After the July 2025 Notes conversion waiting period of 4 months, the July 2025 Notes permit holders to convert outstanding principal and accrued interest into shares of common stock at a conversion price that is the lower of 80% of the trailing ten-day volume weighted average price ("VWAP") or a

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
fixed maximum price, but with a floor price and certain caps on conversion pursuant to and limited by the terms of the notes, to prevent excessive dilution. The optional redemption includes an exercise contingency, which fails the equity classification guidance in ASC 815 and is thus precluded from being classified in equity. Therefore, the embedded derivatives are required to be bifurcated from the July 2025 Notes and accounted for at fair value at each reporting date. A fair value of $3.2 million was determined for the embedded derivative liabilities. The embedded derivative liabilities will be re-measured to fair value each reporting period until settlement (see Note 16).

The Company also issued common stock purchase warrants to acquire up to 5,250,000 shares of common stock (the "July Warrants"). The July Warrants are exercisable at an exercise price of $0.50 per share (subject to adjustment) and expire 5 years from their date of issuance. The Company assessed the classification of the Warrants and determined that the Warrants are equity classified. The relative fair value of the July Warrants on the issuance date was $1.3 million, which was recorded as an additional debt discount to the July 2025 Notes. The relative fair value was derived using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 97.9%, risk free interest rate of 3.9% and expected warrant life of 5.0 years.
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

The Company elected to account for the ERC by analogy to IAS 20 when there was reasonable assurance of receipt, which was determined to be when the approval was received by the IRS. During the nine months ended September 30, 2025, the Company received approval for all refunds from the IRS in the amount of $2.2 million, of which $1.9 million was passed through to the Buyer and settled a portion of the ERC note and is included in other income on the condensed consolidated statements of operations, and the remaining of $272,000 was offset the Company's outstanding tax liability by the IRS. The offset against the IRS liabilities triggered the Seller's put back right, and therefore the Company is required to repurchase back this portion at 85% at $231,000. As of September 30, 2025, the remaining outstanding balance under the Agreement was approximately $231,000.
2024 Third Future Receipts Financing and Amendment

On August 1, 2024, the Company entered into an agreement of sale of future receipts (“Third Future Receipts Financing Agreement”) with RDM Capital Funding (“RDM”) by which RDM purchased from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price was $500,000, which was paid to the Company on August 2, 2024, net of a $17,500 origination fee. The

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Company also incurred a $17,500 brokerage fee. The Third Future Receipts Financing Agreement requires thirty two weekly payments of $21,094 for a total repayment of $675,000 over the term of the agreement.

On January 21, 2025, the Company entered into another agreement of sale of future receipts (the “Amended RDM Financing Agreement”) with RDM pursuant to which RDM restructured the existing Third Future Receipts Financing Agreement as described above by amending the outstanding amount to $514,000 for gross proceeds to the Company of $370,000, less origination fees of $18,500 and the outstanding balance under the Third Future Receipts Financing Agreement of $169,000, resulting in net proceeds to the Company of $183,000. The Company also incurred a $20,000 brokerage fee. The Amended RDM Financing Agreement shall be repaid by the Company in 28 weekly installments of $18,368.

During the three and nine months ended September 30, 2025, the Company recognized $8,000 and $133,000 of interest expense from the amortization of debt discount using the effective interest rate method, respectively. The RDM note was fully paid in August 2025.
2024 Second Future Receipts Financing and Amendments

On June 27, 2024, the Company entered into an agreement for the sale of future receipts (“Second Future Receipts Financing Agreement”) with Slate Advance (“Slate”) by which Slate purchased from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price was approximate $1.5 million, which was paid to the Company on June 28, 2024, net of a $42,000 origination fee. The Company also incurred a $22,000 brokerage fee which was paid subsequently in July 2024. The Second Future Receipts Financing Agreement requires thirty two weekly payments of $60,718 for a total repayment of approximate $1.9 million over the term of the agreement.
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
On January 16, 2025, the Company entered into another agreement of sale of future receipts (the “Second Amended Slate Financing Agreement”) with Slate pursuant to which Slate restructured the existing Amended Slate Financing Agreement as described above by amending the outstanding amount to $1.5 million for gross proceeds to the Company of $1.1 million, less origination fees of $34,500 and the outstanding balance under the Amended Slate Financing Agreement of $1.1 million, resulting in net proceeds to the Company of $59,500. The Second Amended Second Future Slate Receipts Financing Agreement shall be repaid by the Company in 25 weekly installments of $59,500.
On April 9, 2025, the Company entered into another agreement of sale of future receipts (the “Third Amended Slate Financing Agreement”) with Slate pursuant to which Slate restructured the existing Second Amended Slate Financing Agreement as described the above by amending the outstanding amount to $1.5 million for gross proceeds to the Company of $1.1 million, less origination fees of $30,000 and the outstanding balance under the Second Amended Slate Financing Agreement of $722,000, resulting in net proceeds to the Company of $298,000. The Third Amended Second Future Receipts Financing Agreement is required to be repaid by the Company in 25 weekly installments of $59,500.
During the three and nine months ended September 30, 2025, the Company recognized an aggregate of $102,000 and $550,000 interest expense from the amortization of debt discount using the effective interest rate method. The Second Amended Slate Financing Agreement was fully paid in August 2025.
2024 Future Receipts Financing

On February 14, 2024 (the “Commencement Date”), the Company entered into an agreement for the sale of future receipts (“Future Receipts Financing Agreement”) with Libertas Funding, LLC (“Libertas”) by which Libertas purchased from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price was approximately $2.5 million, which was paid to the Company on February 16, 2024, net of a $50,000 origination fee. The Future Receipts Financing Agreement requires twelve equal payments of $247,000 to be paid monthly for a total repayment of approximate $3.0 million (“Future Receipts”) over the term of the agreement. On February 14, 2024, the Company and Libertas executed an addendum to the Future Receipts Financing

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Agreement, pursuant to which the monthly payment term was revised to be $185,000 for the first two months and $259,000 for the remaining ten months. The Company has the right to pay to end this financing transaction early by repurchasing the Future Receipts sold to Libertas but not yet delivered. The repurchase price is equal to the discount factor ranging between 1.075-1.165 each month following the Commencement Date up to six months. This shall be multiplied by the purchase price unless amounts collected prior to the date in which the repurchase price is paid.

During the three and nine months ended September 30, 2025, the Company recognized $1,000 and $11,000 interest expense from the amortization of debt discount using the effective interest rate method, respectively. The Future Receipts Financing Agreement was fully paid in August 2025.

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

On August 15, 2024, the Company and JXVII entered into an amended and restated unsecured promissory note for the JXVII Note (the “Amended JXVII Note”), increasing the principal amount by $2.4 million to $10.0 million, increasing the interest rate to 15% per annum, and extending the maturity date from January 27, 2026 to August 15, 2027. The Company received $2.3 million in cash and exchanged the outstanding interest of $94,000. The amendment was accounted for as a debt modification, and the remaining unamortized debt discount as of the amendment date from the JXVII Note will be amortized over the remaining term of the Amended JXVII Note.

On January 16, 2025 (the "Closing Date"), the Company completed the sale of the Pharmaloz Manufacturing Inc. business and Pharmaloz Real Estate Holdings, Inc. to JL Projects (the "Pharmaloz Sale"). In connection with the Pharmaloz Sale transaction, JL Projects assumed the Amended JXVII Note outstanding principal and outstanding interest as of the Closing Date for total amount of $10.3 million, which was recognized as part of the gain from sale of discontinued operations on the condensed consolidated statement of operations.

Note 7 - Stockholders’ Equity
Charter Amendment
Our authorized capital stock consists of 1,000,000,000 shares of common stock, $0.0005 par value, and 1,000,000 shares of preferred stock, $0.0005 par value.
At the Special Meeting of Stockholders held on September 9, 2025, the Company's stockholders approved a Certificate of Amendment to its Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) to increase the number of authorized shares of common stock from 50,000,000 shares to 1,000,000,000 shares. The Certificate of Amendment was filed on September 15, 2025 the Delaware Secretary of State/Division of Corporations and it is effective.
Preferred Stock
The preferred stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of September 30, 2025 and December 31, 2024, no shares of preferred stock had been issued.
Common Stock Dividends
No dividends were declared during the three and nine ended September 30, 2025 and 2024.
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

During the nine months ended September 30, 2025, the Company received $3.6 million net proceeds on sales of 11.3 million shares of common stock, including 4.2 million shares from the Company’s treasury account to Keystone after deducting commissions and expenses of $275,000, at a weighted-average price of $0.29 per share.

On August 28, 2025, the Company terminated the Keystone ELOC.
The 2025 Directors’ Equity Compensation Plan
On September 9, 2025, the stockholders of the Company approved the 2025 Directors’ Equity Compensation Plan (the “2025 Directors’ Plan”) at the 2025 Special Meeting. The 2025 Directors' Plan amended and restated the Company’s Amended and Restated 2022 Directors’ Equity Compensation Plan and provided for an increase in the number of shares reserved for issuance under the plan by 500,000 shares.
During the three months ended September 30, 2025, no stock options were issued under the 2025 Directors' Plan.
As of September 30, 2025, the number of shares authorized for issuance under the 2025 Directors Plan was 600,000, which included the number of shares available under the 2022 Directors Plan immediately prior the stockholder approval of the 2025 Directors' Plan as described below.
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
During the nine months ended September 30, 2025 and 2024, there were 200,000 and 210,000 stock options issued under the 2022 Directors' Plan, respectively.
There were 100,000 shares of common stock available to be issued under the 2022 Directors' Plan immediately prior the stockholder approval of the 2025 Directors' Plan.
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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
The 2025 Equity Compensation Plan
On September 9, 2025, the stockholders of the Company approved the 2025 Equity Compensation Plan (the “2025 Plan”) at the 2025 Special Meeting. The 2025 Plan amended and restated the Company’s Amended and Restated 2022 Equity Compensation Plan and provided for an increase in the number of shares reserved for issuance under the plan by 3,000,000 shares.
During the three months ended September 30, 2025, there were 726,715 stock options issued under the 2025 Plan.
As of September 30, 2025, the number of shares authorized for issuance under the 2025 Plan was 2,307,035, which included the number of shares available under the 2022 Plan immediately prior the stockholder approval of the 2025 Plan as described below.
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
During the nine months ended September 30, 2025 and 2024, there were 423,285 and 1,080,000 stock options issued under the 2022 Plan, respectively.
There were 33,750 shares of common stock available to be issued under the 2022 Plan immediately prior the stockholder approval of the 2025 Plan.
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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Inducement Option Awards
On February 17, 2025 the Company issued a non-qualified stock option to Stuart Hollenshead, the Company's former Chief Operational Officer (the “COO”), as an inducement to his employment with the Company, effective February 17, 2025 (the “2025 COO Award”). The 2025 COO Award entitled the COO to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.60 per share. On July 31, 2025 Stu Hollenshead resigned from his position as COO. The 2025 COO Award vested 25% on the date of grant and the remaining portion was forfeited upon Mr. Hollenshead's resignation. The 2025 COO Award expires on the seventh anniversary of the grant date.
All inducement awards have been granted outside of the Company’s equity compensation plans.

Summary of all option grants
The following table summarizes stock option activity during the nine months ended September 30, 2025, (in thousands, except per share data).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2025	3,881	$6.64	4.9	$—
Granted	1,850	0.60	7.0	—
Forfeited	(926)	3.85	—	—
Outstanding as of September 30, 2025	4,805	$4.85	4.8	—
Options vested and exercisable	2,908	$5.66	4.1	—

 The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.46 for the Company’s common stock on September 30, 2025.
During the nine months ended September 30, 2025, the Company granted options to purchase 1,850,000 shares of the Company’s common stock to various employees and directors. The options grant date fair value was valued at $372,000 during the nine months ended September 30, 2025, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of stock options for employees are expensed over the vesting term in accordance with the terms of the related stock option agreements.
The following table summarizes weighted average assumptions used in determining the fair value of the stock options at the date of grant during the nine months ended September 30, 2025 and 2024:

	For the nine months ended
	September 30, 2025	September 30, 2024
Exercise price	$0.60	$6.01
Expected term (years)	4.5	4.5
Expected stock price volatility	92.5%	79.6%
Risk-free rate of interest	4.0%	4.2%
Expected dividend yield (per share)	0%	0%
The expected stock price volatility is based on the Company’s historical common stock trading prices and the expected term is based on the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock Warrants
The following table summarizes warrant activity during the nine months ended September 30, 2025 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2025	616	$5.93	3.8
Granted	6,950	0.52
Outstanding as of September 30, 2025	7,566	$0.95	4.6
Warrants vested and exercisable	7666	$0.95	3.6
During the nine months ended September 30, 2025, the Company granted warrants to purchase 7,050,000 shares of the Company’s common stock to various consultants and investors, including the Company's CEO, which was issued in conjunction with his loan agreement (see Note 6). The fair value of warrants for consultants are fully expensed on the issuance date based on the vesting term.
The following table summarizes weighted average assumptions used in determining the fair value of the warrants at the date of grant during the nine months ended September 30, 2025:

Exercise price	$0.40
Expected term (years)	3.9
Expected stock price volatility	75.4%
Risk-free rate of interest	3.0%
Expected dividend yield (per share)	0%
The Company recognized $0.4 million and $0.6 million of share-based compensation expense during the three months ended September 30, 2025 and 2024, respectively. The Company recognized $1.5 million and $3.0 million of share-based compensation expense during the nine months ended September 30, 2025 and 2024, respectively. The Company will recognize an aggregate of approximately $3.3 million of remaining share-based compensation expense related to outstanding stock options over a weighted average period of 2.9 years.
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

During the term of the Linebacker License Agreement, the Company is also required to pay to Licensor 3% royalties on Net Revenue (as defined in the Linebacker License Agreement) of each Licensed Product, but no less than a minimum royalty of $250,000 of Net Revenue per year minus any royalty payments for any required third party licenses.

In connection with the Linebacker License Agreement, the Company has incurred approximately zero and $0.1 million in general and administrative expenses that are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2025 and 2024, respectively. No clinical studies have begun under this agreement.
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
In connection with the license agreement relating to Equivir, for the nine months ended September 30, 2025 and 2024, the Company has incurred approximately zero and $0.1 million in general and administrative expenses that are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), respectively.
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
For the nine months ended September 30, 2025 and 2024, we incurred approximately zero and $0.2 million, respectively, in general and administrative expenses related to the BE-Smart™ license agreement, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All such expenses were expensed as incurred. No new clinical studies under the BE-Smart™ license agreement were initiated during the nine months ended September 30, 2025.
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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 10 – Leases
Operating Leases
New Jersey Laboratory Lease
On October 23, 2020, we completed the acquisition of CPM, which included a 4,000 square foot CLIA accredited laboratory located in Old Bridge, New Jersey, which was owned by CPM (which is now known as ProPhase Diagnostics NJ, Inc.). The lease was renewed in February 2023, for an additional 36 months until February 2026. The monthly base is $5,500 per month. The lease renewal resulted in the recognition of an additional right-of-use asset and operating lease liability of $170,000, respectively in Fiscal 2023.
As a result of the deconsolidation of PDX (see Note 14), the operating lease liability and right-of-use asset associated with the New Jersey operating lease was derecognized on the Company's consolidated balance sheet as of September 30, 2025.
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
The NY First Floor Lease became effective as of June 10, 2022. On March 1, 2025, the Company entered into a Surrender Agreement with the Landlord for the First Floor Leased Premises. Under the agreement, the Company will surrender the premises on or before May 30, 2025 and will pay the Landlord a settlement amount of approximately $127,000 in seven equal monthly installments from June 1, 2025 through December 1, 2025. Upon timely performance of the Company’s obligations under the Surrender Agreement, the NY First Floor Lease will be deemed terminated as of the Surrender Date, and the Company will have no further obligations thereunder, other than as set forth in the Surrender

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Agreement.As of the date of this report, the Company has made all required payments under the Surrender Agreement. As of the date of this report, the Company has made all required payments under the Surrender Agreement.
As a result of NY office lease termination, the Company reduced its operating lease liabilities by approximately $5.1 million and reduced its right-of-use assets by approximately $3.9 million. The Company also wrote off non-refundable security deposit of $308,000, and fixed assets and leasehold improvements of approximately $1.4 million. The Company recognized a loss on lease termination for total $1.4 million during the three and nine months ended September 30, 2025, which as included in general and administrative expense on the consolidated statement of operations.
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
At September 30, 2025 and December 31, 2024, the Company had finance lease liabilities of approximately $3.5 million and $4.7 million, respectively, and finance lease assets within property and equipment, net of approximately $2.3 million and $4.2 million, respectively, which were included in the condensed consolidated balance sheets.
The following summarizes quantitative information about our operating leases (amounts in thousands):

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating leases:
Operating lease cost	$18	$239	$257	$478
Total operating lease cost	$18	$239	$257	$478
Finance leases:
Interest lease cost	$68	$97	$226	$310
Depreciation expense	392	392	1,176	964
Total finance lease expense	$460	$489	$1,402	$1,274
Other information related to the Company’s leases is shown below (dollar amounts in thousands):

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

	For the nine months ended
	September 30, 2025	September 30, 2024
Operating cash flows used in operating leases	$(1)	$(714)

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term – operating leases (in years)	0.0	6.5
Weighted-average remaining lease term – finance leases (in years)	2.5	2.2
Weighted-average discount rate – operating leases	N/A	10.00%
Weighted-average discount rate – finance leases	9.34%	9.13%
Finance lease asset (1)	$2,294	$4,242
Finance lease asset in discontinued operations (2)	$—	$2,389
(1)
As of September 30, 2025 and December 31, 2024, the Company had recorded accumulated depreciation of approximately $2.8 million and $2.3 million for the finance lease asset, respectively. Finance lease assets are recorded within property and equipment, net on the Company’s Condensed Consolidated Balance Sheets.
(2) As of December 31, 2024, the Company had recorded accumulated depreciation of approximately $1.4 million for the finance lease asset in discontinued operations. Finance lease assets in discontinued operations are recorded within other assets in discontinued operations on the Company’s Condensed Consolidated Balance Sheets.
Maturities of the Company’s remaining finance lease are as follows (in thousands):

Finance Lease
Three Months Ended December 31, 2025	$1,423
Year Ended December 31, 2026	1,477
Year Ended December 31, 2027	824
Total lease payments	3,724
Less present value discount	(179)
Total	$3,545
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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table is a summary of segment information for three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net revenues
Diagnostic services	$—	$—	$—	$—
Consumer products	883	1,416	3,561	5,276
Consolidated net revenue	883	1,416	3,561	5,276
Cost of revenue
Diagnostic services	7	709	351	1,429
Consumer products	999	492	2,073	3,847
Consolidated cost of revenue	1,006	1,201	2,424	5,276
Depreciation and amortization expense
Diagnostic services	75	727	614	1,528
Consumer products	623	805	2,235	1,609
Total Depreciation and amortization expense	698	1,532	2,849	3,137
Operating and other expenses
Diagnostic services	1,163	1,138	2,891	3,162
Consumer products	695	1,160	1,967	2,275
Unallocated corporate	4,317	3,858	8,797	14,739
Total operating and other expenses	6,175	6,156	13,655	20,176
Income (loss) from operations, before income taxes
Diagnostic services	(1,245)	(2,574)	(3,856)	(6,119)
Consumer products	(1,434)	(1,041)	(2,714)	(2,455)
Unallocated corporate	(4,317)	(3,858)	(8,797)	(14,739)
Total loss from operations, before income taxes	(6,996)	(7,473)	(15,367)	(23,313)
Income tax (expense) benefit	157	2,508	(622)	7,361
Total loss from operations, after income taxes	(6,839)	(4,965)	(15,989)	(15,952)
Net loss from continuing operations	$(6,839)	$(4,965)	$(15,989)	$(15,952)
The following table is a summary of segment information as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	September 30, 2025	December 31, 2024
ASSETS
Diagnostic services	$—	$26,069
Consumer products	15,552	19,745
Unallocated corporate	50,150	5,804
Assets in discontinued operations	—	11,582
Total assets	$65,702	$63,200

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
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Loss from continuing operations after income taxes	$(6,839)	$(4,965)	$(15,989)	$(15,952)
Income (loss) from discontinued operations, net of tax	—	(1,622)	8,644	(3,053)
Net loss	$(6,839)	$(6,587)	$(7,345)	$(19,005)
Weighted average common shares outstanding:
Basic	41,541	19,079	39,462	18,672
Diluted	41,541	19,079	39,462	18,672
Net earnings (loss) per share:
Loss from continuing operations, basic and diluted	$(0.16)	$(0.26)	$(0.41)	$(0.85)
Income (loss) from discontinued operations, basic and diluted	$—	$(0.09)	$0.22	$(0.16)
Net loss per share, basic and diluted	$(0.16)	$(0.35)	$(0.19)	$(1.02)
The following table represents the number of securities excluded from the income per share computation as a result of their anti-dilutive effect (in thousands):

	For the three months ended		For the nine months ended
Anti-dilutive securities	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Common stock purchase warrants	1,736	376	1,736	376
Stock options	4,804	4,253	4,804	4,253
Convertible notes	8,523	—	8,523	—
Anti-dilutive securities	15,063	4,629	15,063	4,629
Note 13 - Related Parties
The Company's President of Nebula Genomics, Inc., is a related party to the Company's Chairman and Chief Executive Officer. For the three months and nine ended September 30, 2025 and 2024, there were no payments made to the Executive Vice President outside compensation and benefits for the position held at the Company.
On February 18, 2025, the company announced that Stuart Hollenshead was appointed to serve as Chief Operating Officer of the Company, effective on February 17, 2025. Mr. Hollenshead resigned his COO position effective July 31, 2025 and resumed his prior role with the Company in the role as a marketing consultant. Mr. Hollenshead serves as CEO of

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
10PM Curfew. The Company received consulting services from 10PM Curfew on an ongoing basis. For the three months ended September 30, 2025 and 2024, the Company did not incurred any consulting services from 10pm Curfew. For the nine months ended September 30, 2025 and 2024, consulting services from 10PM Curfew totaled approximately $167,000 and zero, respectively. Amounts payable 10PM Curfew as of September 30, 2025 was zero. The Company continues to utilize 10PM Curfew for consulting services.
On June 22, 2025, the Company entered into a loan agreement with Ted Karkus, the Company’s Chief Executive Officer and the Chairman of the Board of Directors, pursuant to which the Company issued a twelve-month non-convertible promissory note in the principal amount of $625,000. The Company also issued 500,000 unvested warrants in conjunction with the note agreement. See Note 6 for detail description regarding the CEO Loan and the CEO Warrants.
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
As part of the transaction, JL Projects provided approximately $2 million in cash payments to the Company and extinguished approximately $10 million of the Company’s debt. Additionally, JL Projects assumed (i) the existing $3.3 million mortgage on PMI's manufacturing facility, (ii) nearly $2 million in capital leases, and (iii) approximately $3 million in current and accrued payables, and paid down $200,000 on an existing loan from affiliates of JL Projects. The transaction also resulted in the cancellation of approximately $300,000 in accrued interest related to the retired debt. Furthermore, the Company avoided approximately $3 million of upcoming capital expenditures that JL Projects will now be responsible for. The transaction also transferred over $600,000 in employee annual overhead from the Company to PMI. As a result, the Company recognized a gain on sale of PMI and PREH of approximately $8.7 million for the nine months ended September 30, 2025.
The Company has reported the results of the discontinued operations as a separate component of income below the income (loss) from continuing operations in each period presented.
The following table presents a reconciliation of discontinued operations for the three and nine months ended September 30, 2025 and 2024, respectively (amount in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues, net	$—	$1,730	$—	$3,978
Cost of revenues	—	2,110	—	5,052
Gross loss	—	(380)	—	(1,074)
Operating expenses:
General and administration	—	1,077	102	1,649
Research and development	—	—	—	—
Total operating expenses	—	1,077	102	1,649
Loss from operations	—	(1,457)	(102)	(2,723)
Interest expense	—	(165)	—	(360)
Other income	$—	$—	$—	$30
Loss from discontinued operations, net of tax	$—	$(1,622)	$(102)	$(3,053)

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
The assets and liabilities classified in discontinued operations as of September 30, 2025 and December 31, 2024 are as follows (amount in thousands):

	September 30, 2025	December 31, 2024
Restricted cash	$—	$627
Accounts receivable, net	—	605
Inventory, net	—	1,487
Prepaid expenses and other current assets	—	3,424
Total current assets in discontinued operations	—	6,143
Property, plant and equipment, net	—	4,895
Other assets	—	544
Total non-current assets in discontinued operations	—	5,439
Total assets in discontinued operations	—	11,582

Accounts payable	$—	$2,432
Secured promissory note payable	—	1,000
Finance lease liability	—	2,356
Other current liabilities	—	79
Total current liabilities in discontinued operations	—	5,867
Secured long-term debt, net of discount of $318	—	2,924
Total non-current liabilities in discontinued operations	—	2,924
Total liabilities in discontinued operations	$—	$8,791
Note 15 - Voluntary Bankruptcy Filing and Deconsolidation
On September 22, 2025 (the "Petition Date"), the Company's wholly-owned subsidiary, ProPhase Diagnostics, Inc., and two indirectly wholly-owned subsidiaries, ProPhase Diagnostics NY, Inc. and ProPhase Diagnostics NJ, Inc. (collectively the "PDX") filed for a Chapter 11 reorganization in United States Bankruptcy Court for the District of New Jersey (the "Chapter 11 case"). On September 30, 2025, the Court granted the motion for joint administration. During the Chapter 11 Case, the Company is deemed to no longer control PDX as its activities are subject to review and oversight by the Bankruptcy Court. Therefore, PDX was deconsolidated from the Company’s condensed consolidated financial statements prospectively as of September 22, 2025.
Deconsolidation of Bankrupt Subsidiaries
In order to deconsolidate PDX, the carrying values of the assets and liabilities of PDX were removed from the Company’s condensed consolidated balance sheet as of September 22, 2025, in accordance with ASC 810, Consolidation. The net impact with removing the assets and liabilities held at PDX resulted in the recognition of the investment in unconsolidated affiliates of $43.7 million, and a payable to unconsolidated affiliates of $27.7 million on the Company’s condensed consolidated balance sheet as of September 30, 2025. Subsequent to the deconsolidation, the Company will account for the equity interest in PDX under the equity method of accounting as the Company is deemed to still have significant influence over PDX.
All post-deconsolidation activities between the Company and PDX are reported as third-party transactions recorded within the Company's Unaudited Condensed Consolidated Statement of Operations. Since the Petition Date, there were no material transactions between the Company and PDX.
Treatment of Intercompany Balances
The Company had total payables to PDX of approximately $27.7 million. As a result of the deconsolidation of PDX, the Company recognized $27.7 million payable to the unconsolidated affiliates on the condensed consolidated balance sheet as of September 30, 2025.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 16 - Fair Value Measurements
The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis as of September 30, 2025 (in thousands):

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$—	$—
Derivative liability	—	—	2,688	2,688
	$—	$—	$2,688	$2,688
There were no transfers between Level 1, 2 or 3 during the nine-month period ended September 30, 2025.
The following table presents changes in Level 3 liabilities measured at fair value for the ninenine-month period ended September 30, 2025. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

	Warrant liability	Derivative liability
Balance at January 1, 2025	$—	$—
Issuance of unvested warrants in conjunction with loan agreements	230	—
Issuance of convertible debt	—	3,168
Issuance of unvested warrants as an additional consideration to the August Future Financing Agreement	120	—
Change in fair value	225	(480)
Reclassification of liability classified warrants to equity	(575)	—
Balance at September 30, 2025	$—	$2,688
A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Black-Scholes option pricing model measuring the Company’s warrant liabilities and derivative liability that are categorized within Level 3 of the fair value hierarchy as of September 9, 2025, the date when the Company increased its total authorized shares which resulted the liability classified warrants reclassed to equity, and as of September 30, 2025, are as follows:

	September 9, 2025	September 30, 2025
Exercise price	$0.57	$0.46
Expected term (years)	1	1
Expected stock price volatility	99.2%	99.2%
Risk-free rate of interest	3.6%	3.6%
Expected dividend yield (per share)	0%	0%
Note 17 - Subsequent Events

On October 14, 2025, the Company entered into a Share Financing Agreement (the “Agreement”) with Oceanview Consultant Partners Ltd. (“Oceanview”), to provide the Company with loan financing funding to be secured by Company’s common shares (the “Collateralized Loan”). Funding is to be provided in tranches and shall mature 1 year from date of funding. The Company has received net cash of $394,000 from the first tranche funding and $269,000 from the second tranche funding. The first tranche is secured by 2,100,000 common shares and the second tranche is secured by 2,200,000 common shares. Collateral retained by Oceanview will be pledged and utilized to secure each funding and is to be retained until all principal and interest have been paid. Interest will accrue on the outstanding principal amount of the

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Collateralized Loan at 6% per annum, with interest only payable monthly and an arranger fee of 6% will be retained by Oceanview from Loan proceeds.
On November 6, 2025, the Company entered into a Securities Purchase Agreement with an individual investor providing for the issuance of a 11% promissory note in the principal amount of $163,300 (the "Note") which is convertible into common stock of the Company upon default. The Company received cash proceeds of $135,000, which is net of original issue discount and issuance cost of $28,300. The Note has a maturity date on August 30, 2026. Total payments of 181,263 will be made in five monthly installment payments, which won't be started until April 30, 2026 in accordance with the payment schedule pursuant to the note agreement.

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
Forward-Looking Statements

This Quarterly Report (including any documents incorporated by reference herein) contains statements with respect to us which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the ‘‘safe harbor’’ created by those sections. Forward-looking statements, which are based on certain assumptions and reflect our plans, estimates and beliefs, can generally be identified by the use of forward-looking terms such as "anticipates," “believes,” "plan,'" “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” "predicts," "potential," "continue," “anticipates” or other comparable terms. These forward-looking statements include, but are not limited to, statements concerning future events, our future financial performance, business strategy, product development strategy, and plans and objectives of management for future operations. Our actual results could differ materially from those discussed in the forward-looking statements. This Quarterly Report may also contain forward-looking statements attributable to third parties relating to their estimates regarding the growth of our markets.

We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in company expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

You should read this Quarterly Report and the documents that we incorporate by reference herein and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Quarterly Report is accurate as of the date on the cover of this Quarterly Report only. Our business, financial condition, results of operations and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this prospectus, and particularly our forward-looking statements, by these cautionary statements.

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
Our wholly-owned subsidiary, ProPhase Diagnostics, Inc., and two indirectly wholly-owned subsidiaries, ProPhase Diagnostics NY, Inc. and ProPhase Diagnostics NJ, Inc., ceased providing COVID-19 diagnostic testing in May 2025. ProPhase Diagnostics NJ, Inc. still leases the laboratory space in Old Bridge, New Jersey. The labs were forced to cease diagnostic testing when medical insurance carriers ceased paying COVID-19 diagnostic testing claims. On September 22, 2025, the three lab entities filed for a Chapter 11 reorganization in United States Bankruptcy Court for the District of New Jersey. On September 30, 2025, the Court granted the motion for joint administration. On November 13, 2025, the bankruptcy court entered an order approving the retention of Crown Medical Collections by the laboratory subsidiaries, facilitating immediate steps to collect the outstanding accounts receivable. The bankruptcy filing was the next step in the Company’s legal advisor, Crown Medical Collections, strategic initiative to collect what the Company believes could be tens of millions of dollars in unpaid insurance claims. The Company believes one objective of the bankruptcy filing is to streamline and accelerate recovery of the unpaid insurance claims the Company believes were lawfully owed for approved and completed testing services.
In August 2021, the Company acquired Nebula Genomics, Inc., ("Nebula"), a privately owned personal genomics company, through our new wholly owned subsidiary, ProPhase Precision Medicine Inc. (“ProPhase Precision”). Nebula focuses on genomics sequencing technologies, a comprehensive method for analyzing entire genomes, including the genes and chromosomes in deoxyribonucleic acid ("DNA"). The data obtained from genomic sequencing can be used to help identify inherited disorders and tendencies, help predict disease risk, help identify expected drug response, and characterize genetic mutations, including those that drive cancer progression. At this time, the Company is taking steps to grow its genomics businesses while also continuing to explore the potential sale of Nebula.

The Company’s wholly-owned subsidiary, DNA Complete, Inc. (“DNA Complete”), which was formed on September 24, 2024, for the offering of whole genome sequencing and related services. DNA Complete sequences specimens at Nebula as well as at other laboratories. DNA Complete focuses on genomics testing technologies, a comprehensive method for analyzing entire genomes, including the genes and chromosomes in deoxyribonucleic acid (“DNA”). The data obtained from genomic sequencing may help to identify inherited disorders and tendencies, predict disease risk, identify expected drug response, and characterize genetic mutations, including those that drive cancer progression. DNA Complete currently offers DNA Complete’s whole genome sequencing products direct-to-consumers online with plans to sell in food, drug and mass retail stores and to provide testing for universities conducting genomic research.
The Company's wholly owned subsidiary, ProPhase BioPharma, Inc. (“PBIO”) was formed in June 2022, for the licensing, development and commercialization of novel drugs, dietary supplements and compounds. Licensed compounds currently include Equivir (an OTC, dietary supplement candidate) and Equivir G (prescription drug (“Rx”) candidate), two broad-based anti-virals, and Linebacker LB-1 and LB-2, two small molecule proviral integration site for moloney murine leukemia virus (“PIM”) kinase inhibitors. The Company also owns the exclusive rights to the BE-Smart™ Esophageal Pre-Cancer Diagnostic Screening test and related intellectual property (“IP”) assets.

In connection with the activities of PBIO, in January 2023, the Company acquired exclusive rights to the BE-Smart™ Esophageal Pre-Cancer Diagnostic Screening test and related IP assets. The BE-Smart™ test is focused on the early detection of esophageal cancer, and is intended to provide health care providers and patients with data to help determine treatment options. The development of these novel drugs and compounds is highly dependent on how each performs during the testing and development stage, the demand for these product and services once entered into the marketplace, our marketing and service capabilities and our ability to comply with applicable regulatory requirements.

The Company also owns a dietary supplements business under the TK Supplements® brand. The TK Supplements® product line includes Legendz XL®, a male sexual enhancement and Triple Edge XL®, an energy and stamina support product.

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

On June 17, 2025, we announced the successful completion of a key validation study for the BE-Smart™ molecular diagnostic test. The study demonstrated a technical success rate greater than 95% using esophageal brush cytology samples, confirming the test’s compatibility and reliability with both traditional forceps biopsy and less invasive brush biopsy techniques. Based on these results, we are continuing commercialization of BE-Smart™ as a Laboratory Developed Test (“LDT”) and Research Use Only (“RUO”) product, with steps towards commercialization planned for the first quarter of 2026 and broader insurance-backed commercialization targeted for the third quarter of 2026.These timelines are forward-looking statements and are subject to various risks and uncertainties, including, but not limited to, regulatory developments, payer coverage decisions, and market adoption rates.

On March 31, 2025, the U.S. District Court for the Eastern District of Texas vacated the U.S. Food and Drug Administration’s (“FDA”) Final Rule that would have expanded FDA oversight of LDTs, holding that the agency exceeded its statutory authority. The court remanded the matter to the Department of Health and Human Services for reconsideration. The FDA did not appeal the decision and formally rescinded the rule in August 2025. As a result, the rule is no longer in effect and compliance deadlines are not enforceable. Oversight of LDTs, including BE-Smart™, currently reverts to the existing Clinical Laboratory Improvement Amendments (“CLIA”) framework administered by the Centers for Medicare & Medicaid Services. Future legislative or regulatory action could alter this framework.

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
For the nine months ended September 30, 2025 and 2024, we incurred approximately zero and $0.2 million, respectively, in general and administrative expenses related to the BE-Smart™ license agreement, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All such expenses were expensed as incurred. No new clinical studies under the BE-Smart™ license agreement were initiated during the nine months ended September 30, 2025.

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

Nebula Genomics and DNA Complete

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

DNA Complete is not rated by the Better Business Bureau and Nebula Genomics is accredited by the Better Business Bureau (BBB) with a current “B” rating in the DNA Testing / Genetic Testing category. A number of customer inquiries and complaints relating to order fulfillment, billing, and access to results have been reported. Due to a change in sequencing lab, the companies fell behind in sequencing. A new lab has been engaged and the delayed results are in the process of being resolved. DNA Complete continues to strengthen its operations, data security, and customer-service processes to enhance reliability and consumer confidence as it expands its presence in the growing personal genomics market.

In October 2024, a putative class action lawsuit, Portillo v. Nebula Genomics, Inc., was filed in the U.S. District Court for the Northern District of Illinois under Illinois’s Genetic Information Privacy Act (“GIPA”) alleging that Nebula improperly shared customers’ genetic information with third parties without written consent. The action named Nebula along with Meta Platforms, Google and Microsoft. The dispute was later transferred to the U.S. District Court for the District of Massachusetts in accordance with Nebula’s Terms of Use, which mandated that claims be brought in Massachusetts. The complaint remains at the pleading stage. In addition to the motion to change venue, Nebula filed a motion to dismiss. While the allegations raise reputational and legal risks, no judgment or settlement has been entered and potential liability is not reasonably estimable at this time. Accordingly, management does not consider this litigation to be material to the consolidated financial statements as of the date of this prospectus.

ProPhase BioPharma

We formed PBIO in June 2022 to assist in the licensing, development and commercialization of novel drugs, dietary supplements and compounds. Licensed compounds under development currently include Equivir (a dietary supplement candidate) and Equivir G (prescription drug (“Rx”) candidate), and two broad-based candidates. We also own the exclusive rights to the BE-Smart Esophageal Pre-Cancer Diagnostic Screening test, which is in development as described above, and related intellectual property (“IP”) assets.

Equivir (dietary supplement candidate) and Equivir G (Rx candidate)

We have exclusive worldwide rights to develop and commercialize Equivir (a dietary supplement candidate) and Equivir G (a Rx drug candidate) pursuant to a license agreement with Global BioLife, Inc. (“Global BioLife”).

Equivir is a blend of polyphenols, which are substances found in many nuts, vegetables and berries. The composition is projected to come in capsule form and be taken daily like a multivitamin. The composition is believed to support the human body’s immune function, and improve the quality of lives for users. We plan to commercialize Equivir as a dietary supplement, leveraging our distribution in over 40,000 FDM retail stores and online direct to consumers.

In March 2023, we commenced patient enrollment in a randomized, placebo-controlled clinical trial of Equivir to evaluate its effect in supporting immune system functions. Vedic Lifesciences, a leading clinical research organization, was contracted to run the multi-arm trial. Vedic produced interim results in February of 2024 which showed enough data to continue the trial to completion.

The trial conducted by Vedic in India has been completed and the final statistical analysis report is being compiled. Vedic is currently working with the clinical research organization to finalize results and statistics and provide a final report to the Company, which we expect will occur during the fourth quarter of 2025.

TK Supplements

Our TK Supplements® product line is dedicated to supporting better health, energy and sexual vitality. Each of our herbal supplements is researched to determine the optimum blend of ingredients to ensure our customers receive premium quality products. To achieve this, we formulate with the highest quality ingredients derived from nature and ingredients enhanced by science. Our TK Supplements® product line includes Legendz XL®, a sexual health formula product intended for men, and Triple Edge XL®, an energy and stamina support product.

ProPhase Diagnostics

Our wholly-owned subsidiary, ProPhase Diagnostics, Inc., and two indirectly wholly-owned subsidiaries, ProPhase Diagnostics NY, Inc. and ProPhase Diagnostics NJ, Inc., ceased providing COVID-19 diagnostic testing in May 2025. ProPhase Diagnostics NJ, Inc. still leases the laboratory space in Old Bridge, New Jersey. The labs were forced to cease diagnostic testing when the medical insurance carriers ceased paying COVID-19 diagnostic testing claims. On September 22, 2025, the three lab entities filed for a Chapter 11 reorganization in United States Bankruptcy Court for the District of New Jersey. On September 30, 2025, the Court granted the motion for joint administration. The bankrupcy filing is the next step in the Company’s legal advisor, Crown Medical Collections, strategic initiative to collect what the Company believes could be tens of millions of dollars in unpaid insurance claims. The Company believes one objective of the bankruptcy filing is to streamline and accelerate recovery of the unpaid insurance claims the Company believes were lawfully owed for approved and completed testing services.
Results of Continuing Operations
Three Months Ended September 30, 2025 as Compared to the Three Months Ended September 30, 2024
For the three months ended September 30, 2025, net revenue was $0.9 million as compared to $1.4 million for the three months ended September 30, 2024. The decrease in revenues was mainly attributable to a decrease in revenues from the sale of supplements. The Company did not generate any revenues from diagnostic services for the three months ended September 30, 2025 and 2024, respectively.
Cost of revenues for the three months ended September 30, 2025 were $1.0 million, which was mainly related to our consumer products. Cost of revenues for the three months ended September 30, 2024 were $1.2 million, comprised of $0.7 million for diagnostic services and $0.5 million for consumer products.
We realized a gross margin loss of $0.1 million and gross margin profit $0.2 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $0.3 million was a result of consumer products with different margin product mix. For the three months ended September 30, 2025 and 2024, we realized an overall gross margin of (13.9)% and 15.2%, respectively. Gross margin for diagnostic services was zero or not applicable due to no revenue in the 2025 and 2024 comparable periods, respectively. Gross margin for consumer products was (13.1)% and 65.3% in the 2025 and 2024 comparable periods, respectively. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter and year-to-year production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.
General and administration expenses for the three months ended September 30, 2025 were $4.6 million as compared to $6.6 million for the three months ended September 30, 2024. The decrease in general and administration expenses of $1.9 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was principally related to a decrease in personnel expenses, overhead costs and professional fees, and removal of costs related to the divestiture of PMI.
Research and development costs for the three months ended September 30, 2025 were $6,000 as compared to $122,000 for the three months ended September 30, 2024. The decrease in research and development costs of $116,000 for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was principally due to decreased activities related to product research and field testing as a result of refined focus and efforts.
Interest expense for the three months ended September 30, 2025 was $1.5 million as compared to $1.0 million for the three months ended September 30, 2024. The increase in interest expense of $556,000 for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was principally due to the increased balance of our outstanding debt that bears interest.
As a result of the effects described above, net loss from the continuing operations for the three months ended September 30, 2025 was $6.8 million, or $(0.16) per share, as compared $5.0 million, or $(0.26) per share, for the three months ended September 30, 2024. Diluted loss per share related to the continuing operations for the three months ended September 30, 2025 and 2024 were $(0.16) per share and $(0.26) per share, respectively.
Nine Months Ended September 30, 2025 as Compared to the Nine Months Ended September 30, 2024
For the nine months ended September 30, 2025, net revenue was $3.6 million as compared to $5.3 million for the nine months ended September 30, 2024. The decrease in net revenue was the result of a $1.7 million decrease in consumer products. The Company did not generate any revenues from diagnostic services for the nine months ended September 30, 2025 and 2024, respectively.
Cost of revenues for the nine months ended September 30, 2025 were $2.4 million, comprised of $351,000 for diagnostic services and $2.1 million for consumer products. Cost of revenues for the nine months ended September 30, 2024 were $5.3 million, comprised of $2.1 million for diagnostic services and $3.1 million for consumer products.
We realized a gross margin profit of $1.1 million for the nine months ended September 30, 2025 as compared to a gross margin loss of zero for the nine months ended September 30, 2024. The increase of $1.1 million was comprised of a decrease of $1.8 million in diagnostic services gross margin loss, and an increase of $0.7 million in consumer products. For the nine months ended September 30, 2025 and 2024, we realized an overall gross margin of 31.9% and zero, respectively. Gross margin for diagnostic services was zero or not applicable due to no revenue in the 2025 and 2024 comparable periods, respectively. Gross margin for consumer products was 41.8% and 40.5% in the 2025 and 2024 comparable periods, respectively. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.
General and administration expenses for the nine months ended September 30, 2025 were $13.4 million as compared to $20.8 million for the nine months ended September 30, 2024. The decrease in general and administration expenses of $7.5 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was principally related to a decrease in personnel expenses, overhead costs and professional fees.
Research and development costs for the nine months ended September 30, 2025 were $107,000 as compared to $534,000 for the nine months ended September 30, 2024. The decrease in research and development costs of $427,000 for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was principally due to decreased activities related to product research and field testing as a result of refined focus and efforts.
Interest expense for the nine months ended September 30, 2025 was $2.7 million as compared to $2.0 million for the nine months ended September 30, 2024. The increase in interest expense of $719,000 for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was principally due to the higher balance of our outstanding debt that bears interest and leased manufacturing equipment.
As a result of the effects described above, net loss from the continuing operations for the nine months ended September 30, 2025 was $16.0 million, or $(0.41)per share, as compared $16.0 million, or $(0.85) per share, for the nine months ended September 30, 2024. Diluted loss per share related to the continuing operations for the nine months ended September 30, 2025 and 2024 were $(0.41) per share and $(0.85) per share, respectively.
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
The following table sets forth the reconciliations of EBITDA and Adjusted EBITDA excluding other costs to the most comparable GAAP financial measures (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
GAAP loss from continuing operations (1)	$(6,839)	$(4,965)	$(15,989)	$(15,952)
Interest, net	1,549	993	2,675	1,956
Income tax benefit	(157)	(2,508)	622	(7,361)
Depreciation and amortization	2,387	3,059	3,869	4,664
EBITDA	(3,060)	(3,421)	(8,823)	(16,693)
Share-based compensation expense	431	796	1,460	3,021
Non-cash rent expense (2)	122	67	1,086	169
Adjusted EBITDA from continuing operations	$(2,507)	$(2,558)	$(6,277)	$(13,503)

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
Liquidity and Capital Resources
Our aggregate cash and cash equivalents as of September 30, 2025 were $405,000 as compared to $678,000 at December 31, 2024. Our working capital deficit was $47.5 million and $1.5 million as of September 30, 2025 and December 31, 2024, respectively. The decrease of approximately $0.3 million in our cash and cash equivalents for the nine months ended September 30, 2025 was principally due to $7.7 million cash used in operating activities and repayment of notes payable for $4.0 million, offset by proceeds from issuance of common stock, notes payable and convertible notes of $10.0 million.
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

Contractual Obligation and Commitments
At-the-Market Sales Agreement with WestPark Capital, Inc.
On October 9, 2025, ProPhase Labs, Inc. (the “Company”) entered into an At-the-Market Sales Agreement (the “Sales Agreement”) with WestPark Capital, Inc. (“Agent”), pursuant to which the Company may offer and sell shares of its common stock, par value $0.0005 per share (“Common Stock”) from time to time through the Agent as the Company’s sales agent.

Pursuant to the Sales Agreement, sales of the Shares, if any, will be made under the Company’s Registration Statement on Form S-3 (File No. 333-283182), which was declared effective by the Securities and Exchange Commission (the “SEC”) on November 20, 2024, and the related prospectus and prospectus supplement. The Company may sell the Shares in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Capital Market or any other trading market for the Common Stock. The Agent is entitled to compensation of 3.0% of the gross proceeds from the sales of any Shares pursuant to the Sales Agreement and will be reimbursed for certain expenses.
The Sales Agreement contains customary representations, warranties, and covenants of the Company and the Agent, indemnification and contribution provisions, and conditions precedent to the sale of the Shares pursuant to the Sales Agreement. The Company may terminate the Sales Agreement at any time upon notice to the Agent.

The Company is not obligated to sell any Shares under the Sales Agreement and may at any time suspend sales pursuant to the Sales Agreement upon notice to the Agent and subject to the terms of the Sales Agreement. The Sales Agreement may be terminated by either party at any time upon notice to the other party. The Company and the Agent have made customary representations, warranties and covenants in the Sales Agreement concerning the Company, the Registration Statement and the offering of the Shares.

The foregoing description of the Sales Agreement is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed as Exhibit 10.10 to this Quarterly Report on Form 8-K and is incorporated herein by reference.
Strategic Advisory and Private Placement Agreement with ThinkEquity LLC

On September 12, 2025, ProPhase Labs, Inc. (the “Company”) entered into a Strategic Advisory and Private Placement Agreement (the “Agreement”) with ThinkEquity LLC (“ThinkEquity”), pursuant to which ThinkEquity will serve as the exclusive strategic advisor, placement agent and investment banker (the “Services”) to the Company in connection with the Company’s digital asset treasury strategy and a proposed private placement of approximately $6,000,000 of the Company’s securities (the “Offering”) to be conducted on a best efforts basis. The terms of the Offering and the Securities shall be mutually agreed upon by the Company and the investors, and nothing in the Agreement implies that ThinkEquity would have the power or authority to bind the Company, or obligates the Company to issue any Securities or complete the Offering.

As compensation for the Services, the Company agreed to pay ThinkEquity a cash placement agent fee (the “Placement Agent’s Fee”) equal to 8% of the aggregate purchase price paid by each purchaser of Securities placed in the Offering, payable at the closing of the Offering (the “Closing”) from the gross proceeds. As additional compensation for the Services, the Company will issue to ThinkEquity or its designees: (i) warrants (the “PA Warrants”) to purchase shares of the Company’s common stock (“Shares”) equal to 8% of the number of Shares placed in the Offering, plus any Shares underlying any convertible Securities placed in the Offering to such purchasers; and (ii) additional warrants (the “Advisory Warrants”) consisting of 1,250,000 warrants upon the Closing, an additional 1,250,000 warrants upon the Company accumulating $50,000,000 in crypto, and an additional 1,000,000 warrants upon the Company accumulating $100,000,000 in crypto. All warrants will have a five-year exercise period and include registration rights equivalent to those granted with respect to the Securities.

The Agreement also provides for the Company’s engagement of ThinkEquity to perform certain advisory and placement services in connection with the Offering, establishes the parties’ respective obligations and limitations regarding authority, and grants ThinkEquity the right to appoint one member to the Company’s Board of Directors (the “Board Designee”), upon the Company’s accumulating $50,000,000 of crypto.

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

In addition to the consideration paid at closing, the Company will issue shares of common stock valued at $2.0 million (the “Milestone Stock”) to the Stella Sellers upon a Commercialization Event (as defined in the Stella Purchase Agreement). The Milestone Stock was recorded at closing as a non-current liability at its fair value of $2.0 million. Also, the Company is required to pay to the Stella Sellers for each of the seven calendar years during the seven years period commencing on the first day of the calendar year following the date of the Commercialization Event, a non-refundable, non-creditable royalty of 5% of the Adjusted Gross Margin for such Annual Period. As of September 30, 2025, the Commercialization Event had not occurred.

Contractual Obligations under Debt Arrangement
The Company has contractual obligations under various debt arrangement. See Note 6 in our financial statement included in this Quarterly Report for more information relating to our outstanding debt obligations.
HRSA Funding
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. There were no diagnostic services revenue for the three months ended September 30, 2025 and 2024, respectively, that was generated from this program for the uninsured. On March 22, 2022, the Health Resources & Services Administration's uninsured program stopped accepting claims for COVID-19 testing and treatment due to lack of sufficient funds. Despite requests from the Acting Director of the Office of Management and Budget and the White House Coordinator for COVID-19 Response for additional emergency funding for the uninsured program, additional emergency funding were not allocated to the Health Resources & Services Administration's uninsured program.
On January 30, 2023, the Administration announced that effective May 11, 2023, the federal Public Health Emergency would expire related to the COVID-19 pandemic. This expiration changes regulatory guidelines around COVID-19 testing including billing codes and reimbursement rates of in and out of network laboratories. As a result of the Public Health Emergency ending and the significant decrease in demand of COVID-19 testing, we have not performed any diagnostic testing services during the three months ended September 30, 2025.
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
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial and accounting officer. Based on that review, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. As of September 30, 2025, we had approximately $5.5 million of outstanding indebtedness, net of discounts and approximately $405,000 in cash and cash equivalents. Our business may not generate cash flow from operations in the future sufficient to service our debt obligations and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

Our common stock is listed on the Nasdaq Capital Market. There are a number of continued listing requirements that we must satisfy in order to maintain our listing on The Nasdaq Capital Market. If we fail to maintain compliance with all applicable continued listing requirements for The Nasdaq Capital Market and Nasdaq determines to delist our common stock, the delisting could adversely affect the share price and market liquidity of our common stock, our ability to obtain financing and /or our ability to repay debt and fund our operations.
On December 26, 2024, we received a letter from the Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that the bid price for our common stock for the last 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Listing Rule 5550(a)(2). The Company had an initial 180-day compliance period, during which it did not achieve compliance with the Minimum Bid Price Requirement.

On May 19, 2025, the Company submitted a request to the Nasdaq for an 180-day extension to regain compliance with the Minimum Bid Price Requirement pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(ii). On June 25, 2025, the Company received a letter from the Nasdaq Staff advising that the Company had been granted a 180-day extension to December 22, 2025 to regain compliance with the Minimum Bid Price Requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A).

Pursuant to the Extension Notice, the Company was granted an additional 180 calendar day period, until December 22, 2025, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the Company’s common stocks must have a closing bid price of at least US$1.00 per share for a minimum of 10 consecutive business days.

As of the date hereof, the Company has not regained compliance with the Bid Price Requirement. The Company intends to monitor the closing bid price of its common shares between now and December 22, 2025, and is considering its options to regain compliance with the Bid Price Requirement. However, there can be no assurance that we will be able to regain compliance.

The Company is going to call a Special Shareholder Meeting to obtain approval of a proposal to enable the Company to effect a reverse stock split. At this time, the Company has not determined whether or not the Company is going to do a reverse stock split but prefers to have the option to do so. The crypto treasury strategy initiative may or may not affect the decision to do a reverse stock split.

If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system

If we do not regain compliance with the Bid Price Requirement by December 22, 2025, the Staff will provide a Staff Delisting Determination, written notification to us that shares of our Common Stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearings Panel. There can be no assurance that any appeal to the Nasdaq Hearing Panel will be successful or that we will otherwise maintain compliance with any of the other Nasdaq listing requirements.

Risks Related to Legal Proceedings

From time to time, we are, and may in the future be, subject to class action or other litigation arising in the ordinary course of our business. One of our subsidiaries, Nebula Genomics, Inc., is currently involved in a class action lawsuit that, based on our review of the facts and circumstances, we believe is not material to our financial condition or operations. However, litigation is inherently unpredictable, and the outcome of any such action is subject to significant uncertainties. An adverse judgment, settlement, or protracted legal proceedings could result in substantial costs, require significant management attention, or negatively impact our reputation, regardless of the ultimate outcome or our current assessment of materiality. There is no assurance that this matter or other litigation that may arise will not have a material adverse effect on our business, results of operations, or financial condition in the future.

In October 2024, a putative class action lawsuit, Portillo v. Nebula Genomics, Inc., was filed in the U.S. District Court for the Northern District of Illinois under Illinois’s Genetic Information Privacy Act (“GIPA”) alleging that Nebula improperly shared customers’ genetic information with third parties without written consent. The action named Nebula along with Meta Platforms, Google and Microsoft. The dispute was later transferred to the U.S. District Court for the District of Massachusetts in accordance with Nebula’s Terms of Use, which mandated that claims be brought in Massachusetts. The complaint remains at the pleading stage. In addition to the motion to change venue, Nebula filed a motion to dismiss. While the allegations raise reputational and legal risks, no judgment or settlement has been entered and potential liability is not reasonably estimable at this time. Accordingly, management does not consider this litigation to be material to the consolidated financial statements as of the date of this prospectus.

Risks Related to Consumer Complaints

DNA Complete is not rated by the Better Business Bureau and Nebula Genomics is accredited by the Better Business Bureau (BBB) with a current “B” rating in the DNA Testing / Genetic Testing category. A number of customer inquiries and complaints relating to order fulfillment, billing, and access to results have been reported. Due to a change in sequencing lab, the companies fell behind in sequencing. A new lab has been engaged and the delayed results are in the process of being resolved. DNA Complete continues to strengthen its operations, data security, and customer-service processes to enhance reliability and consumer confidence as it expands its presence in the growing personal genomics market. Although we believe most such matters have been addressed or resolved, any recurrence of consumer complaints, deterioration of our BBB rating, or negative media or social-media coverage could harm public perception of our products, reduce demand for our genetic-testing services, and expose us to regulatory scrutiny, increased customer-service costs, or potential liability. Because our genetic-testing activities involve health-related data and consumer trust is a significant factor in purchasing decisions, reputational damage in this segment could materially and adversely affect our brand value, business operations, financial condition, and results of operations.

Risks Related to Our Potential Involvement with a Crypto Treasury Strategy

Our potential involvement with cryptocurrencies and digital assets could expose us to substantial volatility and financial losses.

If we allocate a portion of our corporate treasury to cryptocurrencies or related digital assets, we will be subject to extreme price volatility and potential illiquidity in the digital asset markets. The trading prices of cryptocurrencies have historically experienced wide fluctuations in response to global economic conditions, market sentiment, regulatory developments, technology changes, and other factors beyond our control. As a result, the value of any digital assets we may hold could decline rapidly and unpredictably, and we could incur significant losses. There can be no assurance that the value of such assets will recover after any downturn.

The regulatory environment for cryptocurrencies remains uncertain and is developing and could increase our compliance costs or restrict our activities.

The regulatory framework governing cryptocurrencies and digital assets is rapidly evolving and subject to significant uncertainty at the federal, state, and international levels. Future legislative, regulatory, or policy changes may adversely affect our ability to acquire, hold, safeguard, or use cryptocurrencies. These changes could impose new or heightened compliance, reporting, accounting, or tax obligations, and we may face enforcement actions, examinations, or investigations relating to our digital asset activities. Any such developments could result in significant costs, consume management resources, and adversely affect our operations and financial performance.

Digital asset holdings may be subject to loss, theft, or compromise due to cybersecurity incidents or operational failures.

Cryptocurrencies and other digital assets are susceptible to risks of hacking, theft, fraud, and technological vulnerabilities. Whether held directly or through third-party custodians, such assets may be irretrievably lost in the event of a cyber-attack, security breach, systems failure, or human error. Unlike traditional financial assets, digital assets are often not insured, and remedies may be limited or unavailable. A loss of some or all of our digital assets could materially harm our financial condition and damage our reputation.

Managing a digital asset treasury strategy may divert resources and require specialized expertise.

Participation in digital asset markets may require technical capabilities, compliance procedures, and risk management practices that differ from our core operations. Implementing and overseeing such a strategy could divert management’s attention from other priorities and require the engagement of personnel or third-party service providers with specialized knowledge. If we are unable to effectively manage these demands, we could be exposed to operational inefficiencies, financial risks, and other adverse consequences.

Our stock price may experience increased volatility as a result of crypto-related activities.

Public companies that engage in digital asset activities have often experienced greater stock price volatility unrelated to their underlying business performance. Investor perceptions, positive or negative, regarding our involvement with cryptocurrencies could contribute to significant fluctuations in the trading price of our common stock. Even limited or preliminary crypto-related initiatives could amplify volatility, potentially leading to declines in market value and shareholder returns.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2025, the Company entered into two security purchase agreements (the "Purchase Agreements") with two investors (the "Investors") for the sale and issuance of two senior secured convertible notes (the "July 2025 Notes") for an aggregate principal amount of $3.8 million, with cash investment amount of $3.0 million after 20% original issue discount of $750,000. The Company received net cash proceeds of $2.8 million after repayment of certain obligations from the flow of funds.

The July 2025 Notes mature on July 22, 2026, bear interest at 10% per annum on the original principal face amount and provide for other customary terms and covenants. The July 2025 Notes are not convertible for 4 months after execution and may be prepaid at any time without penalty. After the July 2025 Notes conversion waiting period of 4 months, the July 2025 Notes permit holders to convert outstanding principal and accrued interest into shares of common stock at a conversion price that is the lower of 80% of the trailing ten-day volume weighted average price (VWAP) or a fixed maximum price, but with a set floor price and certain caps on conversion to prevent excessive dilution.

The Company also issued common stock purchase warrants to acquire up to 5,250,000 shares of common stock (the "July Warrants"). The July Warrants are exercisable at an exercise price of $0.50 per share (subject to adjustment) and expire 5 years from their date of issuance. The Company assessed the classification of the July Warrants and determined that the July Warrants are equity classified. The relative fair value of the July Warrants on the issuance date was $1.3 million, which was recorded as an additional debt discount to the July 2025 Notes. The relative fair value was derived using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 97.9%, risk free interest rate of 3.9% and expected warrant life of 5.0 years.

The sale and issuance of the July 2025 Notes and July Warrants described above, and the shares of common stock issuable upon conversion or exercise thereof, have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were made in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D thereunder. Each Investor has represented in its representations and warranties in the Purchase Agreement that it is an accredited investor as defined in Rule 501(a) of Regulation D.

The terms of the Purchase Agreements, July 2025 Notes, and July Warrants, are described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2025 (Accession No.0001641172-25-021109), which description is incorporated herein by reference.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable
Item 5. Other Information.
During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Exhibits identified below as previously filed are incorporated herein by reference.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K (File No. 000-21617; Accession No. 0001144204-15-038044) filed on June 19, 2015).

3.2	Amended and Restated Bylaws of the Company (as of September 14, 2025) (incorporated by reference to Exhibit 3.2 on Form 8-K (File No. 000-21617; Accession No. 0001493152-25-013415) filed on September 15, 2025).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form 10-KSB/A (File No. 000-21617) filed on April 4, 1997).

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K (File No. 000-21617; Accession No. 0001493152-20-004807) filed on March 26, 2020).

10.1
Securities Purchase Agreement, dated July 22, 2025, by and among ProPhase Labs, Inc. and the investors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 28, 2025 (Accession No. 0001641172-25-021109)).

10.2	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed July 28, 2025 (Accession No. 0001641172-25-021109)).

10.3	Form of Warrant issued in connection with the July 2025 Financing (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed July 28, 2025 (Accession No. 0001641172-25-021109)).

10.4
Registration Rights Agreement, dated July 22, 2025 (portions redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K) (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed July 28, 2025 (Accession No. 0001641172-25-021109)).

10.5
Security Agreement, dated July 22, 2025, among ProPhase Labs, Inc., its subsidiaries, and the investors (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed July 28, 2025 (Accession No. 0001641172-25-021109)).

10.6
Transfer Agent Reservation Letter, dated July 22, 2025 (portions redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K) (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed July 28, 2025 (Accession No. 0001641172-25-021109)).

10.7	Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed August 15, 2025 (Accession No. 0001641172-25-024375 ))

10.8	2025 Equity Incentive Plan (incorporated by reference to Appendix B of the Company’s Proxy Statement on Schedule 14A filed August 15, 2025 (Accession No. 0001641172-25-024375 )),

10. 9
ThinkEquity Engagement Letter portions redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 18, 2025 (Accession No. 0001493152-25-014057))

10. 10
At-the-Market Sales Agreement, dated as of October 9, 2025, by and between ProPhase Labs, Inc. and WestPark Capital, Inc. (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed on October 15, 2025 (Accession No. 0001493152-25-018123))

99.1
Press Release dated July 21, 2025, ProPhase Labs Board of Directors Authorizes Management to Explore Strategic Reverse Merger and Approves Crypto Treasury Initiative (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed July 21, 2025 (Accession No. 0001641172-25-020357)

99.2
Press Release dated July 23, 2025, ProPhase Labs Announces Closing of $3 Million Senior Secured Convertible Notes Financing(incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed July 23, 2025 (Accession No. 0001641172-25-020651)).

99.3
Press Release dated July 29, 2025, regarding Special Meeting of shareholders and preliminary proxy filing (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed July 29, 2025 (Accession No. 0001641172-25-021262)).

99.4
Press Release dated August 13, 2025, ProPhase Labs Announces Financial Results for the Three and Six Months Ended June 30, 2025 (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on August 13 (Accession No. 0001641172-25-023344)).

99.5
Press Release dated August 19, 2025, ProPhase Labs Announces Filing of Definitive Proxy Statement and New Date for Special Meeting of Shareholders (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on August 19, 2025 (Accession No. 0001641172-25-024730))

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
Date: November 19, 2025