Form 10-K
period 2025-12-31
ProPhase Labs, Inc.
filed 2026-06-01
CIK 868278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 000-21617
ProPhase Labs, Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2577138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

626 RXR Plaza, 6th Floor
Uniondale, New York	11556
(Address of principal executive offices)	(Zip Code)
(516) 989-0763
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0005 par value per share	PRPH	OTC Markets
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $15,164,927 as of June 30, 2025, based on the closing price of the common stock on The Nasdaq Capital Market on such date.
As of May 29, 2026, there were 14,016,025 shares outstanding of the registrant’s common stock, par value $0.0005 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PART I
Item 1.    Business
Overview

We are a growth oriented and diversified next generation biotech, genomics and consumer products company that develops and commercializes novel drugs, dietary supplements, and compounds, and human genomic testing.

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

Previously we offered a broad array of COVID-19 related clinical diagnostic and testing services including polymerase chain reaction (“PCR”) testing for COVID-19 and Influenza A and B as well as rapid antigen testing for COVID-19 through our wholly-owned subsidiary, ProPhase Diagnostics, Inc. (“ProPhase Diagnostics”). ProPhase Diagnostics’ two CLIA (Clinical Laboratory Improvement Amendments) certified laboratories are located in Old Bridge, New Jersey and Garden City, New York, respectively.

BE-Smart Esophageal Pre-Cancer Diagnostics Screening Test

We own the exclusive rights to the BE-Smart Esophageal Pre-Cancer diagnostics screening test and related intellectual property assets. The BE-Smart test is aimed at early detection of progression from Barretts esophagus to esophageal adenocarcinoma. It remains under development but has already been tested by an independent test lab, mProbe, Inc. (“mProbe”), on over 200 human samples. Although further clinical tests are required, the available initial data demonstrates potential for early detection of esophageal cancer risk. mProbe, Inc., a precision health and medicine company utilizing clinical proteomics in the oncology space in conjunction with Dr. Christopher Hartley of the Mayo Clinic, has been utilizing a small sample of tissue collected during endoscopies to help us confirm and optimize the BE-Smart Test. The initial data appears to demonstrate accuracy and reproducibility as well as identification of potential biomarkers for therapeutic drug discovery to treat esophageal cancer. We are continuing to study and develop the BE-Smart test.

In March 2023, we announced a collaboration with mProbe and Dr. Christopher Hartley of Mayo Clinic for the continued development of our BE-Smart Esophageal Pre-Cancer diagnostic screening test. That collaboration has yielded a publication provided clinical evidence supporting BE-Smart, a novel, 8-protein, mass spectrometry-based assay developed through a collaborative research effort between the Company and the Mayo Clinic that stratifies the risk of progression from Barrett's Esophagus (BE) to high-grade dysplasia. Currently, we plan to commercialize the BE-Smart test as a Laboratory Developed Test (“LDT”).

According to the National Institute of Health Chapter 24: Indications and Outcomes of Gastrointestinal Endoscopy, over 20 million endoscopies are performed every year in the United States; approximately seven million of these procedures are done on patients with higher risk for contracting Esophageal Adeno Carcinoma. Two million of these patients have Barrett’s Esophagus, which is a condition in which the flat pink lining of the swallowing tube that connects the mouth to the stomach (esophagus) becomes damaged by acid reflux, which causes the lining to thicken and become red. In patients with Barrett’s Esophagus, one in two hundred will develop esophageal adenocarcinoma. Esophageal cancer is highly lethal and deemed as the sixth cause of cancer death worldwide according to Cancer State Facts, with the overall five-year survival rate less than 20%. We estimate that the reimbursement rate for the test will range between $1,000 to $2,000 per test, giving it a total potential addressable market of $7 billion to $14 billion dollars per year.

The BE-Smart test is being developed to provide health care providers and patients with data to help determine treatment options, including whether patients not believed to be at risk for esophageal cancer should continue to be monitored or, alternatively, to provide patients who might otherwise have been undiagnosed early treatment before esophageal cells become cancerous. The goal of widespread adoption of the BE-Smart test would allow health care providers to initiate potentially lifesaving early treatment processes such as an ablation procedure to remove the precancerous cells. This diagnostic test, if validated and commercialized, may reduce the number of unnecessary endoscopic procedures.

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

ProPhase Diagnostics

Our wholly-owned subsidiary, ProPhase Diagnostics, which was formed in October 2020, and two indirectly wholly-owned subsidiaries, ProPhase Diagnostics NY, Inc. and ProPhase Diagnostics NJ, Inc. (collectively, the “Debtors”) offered a broad array of COVID-19 related clinical diagnostic and testing services including PCR testing for COVID-19 and Influenza A and B at its two Clinical Laboratory Improvement Amendments (“CLIA”) certified laboratories, located in Old Bridge, New Jersey and Garden City, New York. We also offered rapid antigen testing for COVID-19.

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

Due to the significant decrease in demand and reimbursement rate for our diagnostic testing services, the Debtors have not provided diagnostic testing services since the fourth quarter of 2024. On September 22, 2025, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. The Debtors are pursuing reorganization, with the objectives of (i) the orderly collection, by their court-appointed special counsel, of accounts receivable arising from prior COVID-19 diagnostic testing services, and (ii) the operational reorganization of the Debtors’ CLIA-certified laboratory infrastructure to support additional diagnostic and testing opportunities as the cases progress. The Debtors’ plan of reorganization is under development and any plan will be subject to Bankruptcy Court approval. The Company has deconsolidated the Debtors as of September 22, 2025. See Note 18.

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

Based on our internal research, Nebula was the first company to bring the cost of sequencing a human genome below $300 and became one of the largest direct-to-consumer whole genome sequencing companies. Our goal is to increase Nebula’s sales by decreasing price, decreasing turnaround times and increasing distribution to both businesses and consumers, including universities conducting genetic research. We plan to accomplish this by integrating Nebula’ genomic sequencing into our CLIA-certified labs.

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

In August 2023, we teamed up with Certis oncology to use their proprietary CertisAI Predictive Oncology Intelligence to determine what, if any, cancers Linebacker would be most effective against. The outcome from the work with CertisAI will help aid in potential disease modifying treatments in the future.

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

Human Capital Management

We consider talent attraction, development, engagement and retention a key driver to our business success. We are committed to developing a comprehensive, cohesive and positive company culture and employee experience. At December 31, 2025, we employed 19 full-time employees.

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

Corporate Information

We were initially organized in Nevada in July 1989. Effective June 18, 2015, we changed our state of incorporation from the State of Nevada to the State of Delaware. Our principal executive offices are located at 626 RXR Plaza, 6th Floor, Uniondale NY, 11556 and our telephone number is (516) 989-0763.

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
Item 1A.    Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item, in accordance with Item 105 of Regulation S-K.
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

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our Chief Executive Officer and IT personnel who report to our Chief Executive Officer to manage the risk assessment and mitigation process.

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

Our Chief Executive Officer is primarily responsible to assess and manage our material risks from cybersecurity threats with assistance from third-party service providers.

Our Chief Executive Officer oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The cybersecurity risk management program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.

Our Chief Executive Officer and IT consultants provide periodic briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses.
Item 2.    Properties
Our principal executive offices are located in Uniondale, New York, where we lease office space pursuant to a month-to-month shared office arrangement. The space consists of a small executive office suite utilized for administrative purposes. We believe our current facilities are adequate for our present operations.
Item 3.    Legal Proceedings
A qui tam complaint was filed under seal in the United States District Court alleging violations of the federal False Claims Act relating to certain laboratory testing activities of the Company’s diagnostic subsidiaries. Under the False Claims Act, the United States Department of Justice and relevant state authorities are afforded an opportunity to investigate the allegations and determine whether to intervene and take over prosecution of the action.

After reviewing the allegations and conducting their investigation, the United States Department of Justice and the relevant state authorities declined to intervene in the action. The matter was thereafter unsealed and the case remains pending. The named defendant diagnostic subsidiaries are the same entities that, on September 22, 2025, filed voluntary petitions under Chapter 11 of the Bankruptcy Code (see Note 18).

The Company believes the allegations are without merit and intends to defend the matter vigorously. The Company is not aware of any ongoing government investigation related to the allegations described above.The Company and the Debtors believe the allegations are without merit and intend to defend the matter vigorously. The Company is not aware of any ongoing government investigation relating to the allegations described above.

The Company is a party to a pending arbitration proceeding commenced by Turnpoint Capital, LLC ("Turnpoint") relating to a senior secured convertible note issued in July 2025. Turnpoint alleges certain events of default under the note and seeks monetary damages and other relief. The Company disputes the allegations, believes it has substantial defenses and affirmative claims relating to the matter, and intends to vigorously defend and prosecute the proceeding. The arbitration is in its early stages, and the Company cannot currently estimate the outcome, timing, or amount of any potential loss or recovery associated with the matter.
Separately, a private employment-related dispute previously brought by Dr. Kenneth Hennrick against the Company in the Supreme Court of the State of New York, Nassau County, was resolved and dismissed with prejudice in April 2024. The Company believes this private matter is unrelated to the qui tam action described above.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is currently traded on The OTC Markets under the trading symbol “PRPH.”
As of April 10, 2026, there were approximately 40 holder of record.
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

Period	Total number of shares purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 through October 31, 2025	—	$—	—	$5,411,119
November 1 through November 30, 2025	—	—	—	5,411,119
December 1 through December 31, 2025	—	—	—	5,411,119
	—	$—	—	$5,411,119
(1)There was no other purchases of equity securities for the year ended December 31, 2025.
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
Our wholly-owned subsidiary, ProPhase Diagnostics, Inc., and two indirectly wholly-owned subsidiaries, ProPhase Diagnostics NY, Inc. and ProPhase Diagnostics NJ, Inc. (collectively, the “Debtors”), ceased providing COVID-19 diagnostic testing in May 2025. ProPhase Diagnostics NJ, Inc. continues to lease laboratory space in Old Bridge, New Jersey. On September 22, 2025, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). On September 30, 2025, the Bankruptcy Court entered an order directing joint administration of the cases. On November 13, 2025, the Bankruptcy Court entered an order authorizing the Debtors to retain Crown Medical Collections, LLC as special counsel for the collection of accounts receivable arising from prior COVID-19 diagnostic testing services. The Debtors are pursuing reorganization under Chapter 11 with the objective of restoring solvency through (i) the orderly collection of accounts receivable owed to the Debtors, prosecuted by their court-appointed special counsel, and (ii) the operational reorganization of the Debtors’ CLIA-certified laboratory infrastructure to support additional diagnostic and testing opportunities once the cases progress and resources permit. The Debtors’ plan development is ongoing and any plan will be subject to Bankruptcy Court approval. As a result of the Chapter 11 filings, the Company is deemed to no longer control the Debtors and has deconsolidated the Debtors from its consolidated financial statements as of September 22, 2025. See Note 18.
In August 2021, we acquired Nebula Genomics, Inc., ("Nebula"), a privately owned personal genomics company, through our new wholly owned subsidiary, ProPhase Precision Medicine Inc. (“ProPhase Precision”). Nebula focuses on genomics sequencing technologies, a comprehensive method for analyzing entire genomes, including the genes and chromosomes in deoxyribonucleic acid ("DNA"). The data obtained from genomic sequencing can be used to help identify inherited disorders and tendencies, help predict disease risk, help identify expected drug response, and characterize genetic mutations, including those that drive cancer progression. At this time, the Company is taking steps to grow its genomics businesses while also continuing to explore the potential sale of Nebula.
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
In connection with the activities of PBIO, in January 2023, we acquired exclusive rights to the BE-Smart™ Esophageal Pre-Cancer Diagnostic Screening test and related IP assets. The BE-Smart™ test is focused on the early detection of esophageal cancer, and is intended to provide health care providers and patients with data to help determine treatment options. The development of these novel drugs and compounds is highly dependent on how each performs during the testing and development stage, the demand for these product and services once entered into the marketplace, our marketing and service capabilities and our ability to comply with applicable regulatory requirements.
We also own a dietary supplements business under the TK Supplements® brand. The TK Supplements® product line includes Legendz XL®, a male sexual enhancement and Triple Edge XL®, an energy and stamina support product.
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
On March 31, 2025, the U.S. District Court for the Eastern District of Texas vacated the U.S. Food and Drug Administration’s (“FDA”) Final Rule that would have expanded FDA oversight of Laboratory Developed Test (“LDT”), holding that the agency exceeded its statutory authority. The court remanded the matter to the Department of Health and Human Services for reconsideration. The FDA did not appeal the decision and formally rescinded the rule in August 2025. As a result, the rule is no longer in effect and compliance deadlines are not enforceable. Oversight of LDTs, including BE-Smart™, currently reverts to the existing Clinical Laboratory Improvement Amendments (“CLIA”) framework administered by the Centers for Medicare & Medicaid Services. Future legislative or regulatory action could alter this framework. As a result certain LDTs, including BE-Smart™, are not currently subject to direct FDA oversight, allowing for a faster market entry while maintaining rigorous internal validation and quality control standards. If new requirements were imposed, we could be required to obtain pre-market clearance or approval before commercialization, which could delay our market entry, increase development and regulatory costs, and potentially require changes to the test.
On June 17, 2025, we announced the successful completion of a key validation study for the BE-Smart™ molecular diagnostic test. The study demonstrated a technical success rate greater than 95% using esophageal brush cytology samples, confirming the test’s compatibility and reliability with both traditional forceps biopsy and less invasive brush biopsy techniques. Based on these results, we are continuing commercialization of BE-Smart™ as a LDT and Research Use Only (“RUO”) product, with steps towards commercialization planned for the first quarter of 2026 and broader insurance-backed commercialization targeted for the third quarter of 2026.These timelines are forward-looking statements and are subject to various risks and uncertainties, including, but not limited to, regulatory developments, payer coverage decisions, and market adoption rates.
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
DNA Complete and Nebula Genomics are accredited by the Better Business Bureau (BBB) with current "BBB" and “B” ratings in the DNA Testing / Genetic Testing category. A number of customer inquiries and complaints relating to order fulfillment, billing, and access to results have been reported. Due to a change in sequencing lab, the companies fell behind in sequencing. A new lab has been engaged and the delayed results are in the process of being resolved. DNA Complete continues to strengthen its operations, data security, and customer-service processes to enhance reliability and consumer confidence as it expands its presence in the growing personal genomics market.

In October 2024, a putative class action lawsuit, Portillo v. Nebula Genomics, Inc., was filed in the U.S. District Court for the Northern District of Illinois under Illinois’s Genetic Information Privacy Act (“GIPA”) alleging that Nebula improperly shared customers’ genetic information with third parties without written consent. The action named Nebula along with Meta Platforms, Google and Microsoft. The dispute was later transferred to the U.S. District Court for the District of Massachusetts in accordance with Nebula’s Terms of Use, which mandated that claims be brought in Massachusetts. The complaint remains at the pleading stage. In addition to the motion to change venue, Nebula filed a motion to dismiss. While the allegations raise reputational and legal risks, no judgment or settlement has been entered and potential liability is not reasonably estimable at this time. Accordingly, management does not consider this litigation to be material to the consolidated financial statements as of the date of this Annual Report.
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
In March 2023, we commenced patient enrollment in a randomized, placebo-controlled clinical trial of Equivir to evaluate its effect in supporting immune system functions. Vedic Lifesciences, a leading clinical research organization, was contracted to run the multi-arm trial. Vedic produced interim results in February of 2024 which showed enough data to continue the trial to completion. The trial conducted by Vedic in India has been completed and the final statistical analysis report is being compiled. The Company expects to review finalized results and statistics in late 2026.

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

ProPhase Diagnostics

Our wholly-owned subsidiary, ProPhase Diagnostics, Inc., and two indirectly wholly-owned subsidiaries, ProPhase Diagnostics NY, Inc. and ProPhase Diagnostics NJ, Inc. (collectively, the “Debtors”), ceased providing COVID-19 diagnostic testing in May 2025. ProPhase Diagnostics NJ, Inc. continues to lease laboratory space in Old Bridge, New Jersey. On September 22, 2025, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). On September 30, 2025, the Bankruptcy Court entered an order directing joint administration of the cases. On November 13, 2025, the Bankruptcy Court entered an order authorizing the Debtors to retain Crown Medical Collections, LLC as special counsel for the collection of accounts receivable arising from prior COVID-19 diagnostic testing services. The Debtors are pursuing reorganization under Chapter 11 with the objective of restoring solvency through (i) the orderly collection of accounts receivable owed to the Debtors, prosecuted by their court-appointed special counsel, and (ii) the operational reorganization of the Debtors’ CLIA-certified laboratory infrastructure to support additional diagnostic and testing opportunities once the cases progress and resources permit. The Debtors’ plan development is ongoing and any plan will be subject to Bankruptcy Court approval. As a result of the Chapter 11 filings, the Company is deemed to no longer control the Debtors and has deconsolidated the Debtors from its consolidated financial statements as of September 22, 2025. See Note 18.
Results of Operations
December 31, 2025 compared with December 31, 2024

Net revenue for the year ended December 31, 2025, decreased $2.4 million, or 35.8%, to $4.3 million compared to $6.8 million for the year ended December 31, 2024. The decrease in net revenue was the result of a $2.4 million decrease in consumer products as the Company refines it focus with its genomics products and has reduced sales of its TK Supplements products. We did not generate any revenues from diagnostic services for the year ended December 31, 2025 and 2024.

Cost of revenues for the year ended December 31, 2025 was $3.0 million, comprised of $0.3 million for diagnostic services and $2.6 million for consumer products. Cost of revenues for the year ended December 31, 2024 were $6.9 million comprised of $2.3 million for diagnostic services and $4.6 million for consumer products.

We realized a gross profit of $1.4 million for the year ended December 31, 2025, as compared to a gross margin loss of $0.2 million for the year ended December 31, 2024. The increase of $1.5 million was comprised of a decrease of $2.0 million in diagnostic services, partially offset by an increase of $0.4 million in consumer products. For the years ended December 31, 2025 and 2024, we realized an overall gross margin profit of 31.9% and gross margin loss of 2.2%, respectively. Gross margin for diagnostic services was zero or not applicable due to no revenue in the 2025 and 2024 comparable periods, respectively. Gross margin for consumer products was 39.9% and 32.2% for the year ended December 31, 2025 and 2024, respectively. The Company has continued to refine its product mix and related costs, including with the closure of its labs, resulting in improved gross margin results. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.

General and administration expenses decreased $18.6 million for the year ended December 31, 2025 to $19.3 million, as compared to $37.9 million for the year ended December 31, 2024. The decrease in general and administration expenses for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was principally related to a decrease in personnel expenses, overhead costs and professional fees, including costs related to its divested assets and closure of labs.

Research and development costs for the year ended December 31, 2025 and 2024 were $107,000 and $594,000, respectively. The decrease in research and development costs for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was principally due to decreased activities related to product research and field testing as a result of refined focus and efforts.

Interest expense for the years ended December 31, 2025 and 2024 was $6.9 million and $3.4 million, respectively. The increase in interest expense for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was principally due to higher balance of our outstanding debt that bears interest and leased manufacturing equipment.

As a result of the effects described above, net loss for the year ended December 31, 2025 was $14.7 million, or $(1.74) per share, as compared to a net loss of $53.4 million, or $(26.68) per share, for the year ended December 31, 2024. Diluted net loss per share for the years ended December 31, 2025 and 2024 were $(1.74) and $(26.68), respectively.

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

The following table sets forth the reconciliations of EBITDA and Adjusted EBITDA from continuing operations excluding other costs to the most comparable GAAP financial measures (in thousands):

	For the years ended
	December 31, 2025	December 31, 2024
GAAP loss from continuing operations (1)	$(23,387)	$(49,525)
Interest, net	6,933	3,350
Income tax expense	—	7,195
Depreciation and amortization	4,832	6,187
EBITDA	(11,622)	(32,793)
Share-based compensation expense	1,893	3,638
Non-cash rent expense (2)	1,810	240
Credit loss expense	1,005	11,018
Adjusted EBITDA from continuing operations	$(6,914)	$(17,897)

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
Going Concern

As of December 31, 2025 and through the date of this filing, the Company has experienced significant liquidity constraints and operating challenges. As of December 31, 2025, the Company had cash on hand of approximately $90.0 thousand. The Company has also experienced a significant decline in revenue from its diagnostic services business, has ceased diagnostic testing operations as of the fourth quarter of 2024, and no longer has access to certain historical sources of capital, including at-the-market offerings or equity line of credit facilities. In addition, the Company’s common stock is no longer listed on The Nasdaq Capital Market and is currently quoted on the OTC Markets, which may further limit access to capital.

Furthermore, on September 22, 2025, certain of the Company’s diagnostic subsidiaries (the “Debtors”) filed for relief under Chapter 11 of the United States Bankruptcy Code. The Debtors are pursuing reorganization under Chapter 11, with the objectives of (i) the orderly collection of accounts receivable through their court-appointed special counsel and (ii) the operational reorganization of the Debtors’ CLIA-certified laboratory infrastructure to support additional diagnostic and testing opportunities as resources permit. The Debtors’ plan of reorganization is under development and any plan will be subject to Bankruptcy Court approval. The outcome, timing, and amount of any recovery from the receivables collection program and the operational reorganization are uncertain and subject to factors outside the Company’s control, including Bankruptcy Court approval, payor responses to claims, the development and confirmation of a plan, and the priority scheme of the Bankruptcy Code.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements included in this Annual Report are issued.

The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows from operations, obtain additional financing, and/or execute strategic transactions. Management is actively evaluating various alternatives to improve liquidity and support ongoing operations, including, but not limited to, raising additional capital through equity or debt financings, pursuing strategic partnerships, and reducing operating expenses. However, there can be no assurance that such plans will be successfully implemented or that sufficient funding will be available on terms acceptable to the Company, if at all.

The consolidated financial statements included in this Annual Report have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of December 31, 2025 were $90,000 as compared to $678,000 at December 31, 2024. Our working capital deficit was $49.9 million and $1.5 million as of December 31, 2025 and 2024, respectively. The decrease of $588,000 in our cash and cash equivalents for the year ended December 31, 2025 was primarily due to $8.3 million cash used in operating activities and $4.2 million repayment of notes payable, offset by proceeds from issuance of common stock, notes payable and convertible notes of $11.1 million and $0.9 million provided by investing activities.

To date the principal sources of capital to fund our operations have been from diagnostic services, genomics sequencing, product sales, net proceeds from the offering of equity securities, and issuances of promissory notes. Based on management’s current business plans, the Company estimates it will have enough cash and liquidity to finance its operating requirements for at least 12 months from the date of filing these audited consolidated financial statements. However, due to the nature of early-stage ventures and accounts receivables collections, there are inherent uncertainties associated with managements’ business plan and cash flow projections, particularly if the Company is unable to grow its business lines, including replacing the revenues from our lab diagnostic services or tests with new business lines, or collect on its accounts receivables in a timely manner or at all. If we were to experience a cash shortfall, we believe our access to existing and other financing sources, including our at-the-market facility, and the established relationships with our investment banks will enable us to continue to meet our obligations and fund ongoing operations.

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

In addition to the consideration paid at closing, the Company will issue shares of common stock valued at $2.0 million (the “Milestone Stock”) to the Stella Sellers upon a Commercialization Event (as defined in the Stella Purchase Agreement). The Milestone Stock was recorded at closing as a non-current liability at its fair value of $2.0 million. Also, the Company is required to pay to the Stella Sellers for each of the seven calendar years during the seven years period commencing on the first day of the calendar year following the date of the Commercialization Event, a non-refundable, non-creditable royalty of 5% of the Adjusted Gross Margin for such Annual Period. As of December 31, 2025, the Commercialization Event had not occurred
Contractual Obligations under Debt Arrangement

The Company has contractual obligations under various debt arrangement. See Note 6 in our financial statement included in this Annual Report for more information relating to our outstanding debt obligations.

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

On January 30, 2023, the Administration announced that effective May 11, 2023, the federal Public Health Emergency would expire related to the COVID-19 pandemic. This expiration changes regulatory guidelines around COVID-19 testing including billing codes and reimbursement rates of in and out of network laboratories. As a result of the Public Health Emergency ending and the significant decrease in demand of COVID-19 testing, we have not performed any diagnostic testing services during the year ended December 31, 2025.
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
In April 2024, the Company sold 1,033,350 shares of common stock pursuant to the Sales Agreement. The Company received cash proceeds of $4.6 million, which is net of $94,000 offering cost incurred by the Sales Agent.
On November 12, 2024 ("Closing Date"), the Company closed on an underwritten firm commitment public offering under the at-the-market facility, whereby the Company sold 479,5,00 shares of common stock, including 62,500 shares of common stock sold upon full exercise of the underwriters' option to purchase additional shares (the "Offering"). Each share of common stock was sold at a public offering price of $7.20 per share for aggregate gross proceeds of $3.5 million. The Company received net cash proceeds of $3.0 million, which is net of $0.5 million offering cost. Upon closing of the Offering, the Company issued the Representative warrants (the “Representative’s Warrants”) as compensation to purchase up to 23,975 shares of common stock, which is equal to 5.0% of the aggregate number of shares of common stock sold in the Offering. The Representative’s Warrants will be exercisable at a per share exercise price of $9.00.
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

Revenue from our diagnostic services is recognized when the lab test is complete, and the diagnostic test result is provided to the customer. Revenue from genomic testing services is recognized when the Company satisfies its performance obligation by providing sequencing results to the customer. Customers generally pay for testing services at the time a kit is purchased. As a result, amounts received in advance of completion of sequencing services are recorded as deferred revenue until the related performance obligation is satisfied. The period between customer purchase and delivery of sequencing results is generally between 90 and 120 days. Revenue from our consumer products is recognized when the shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. We bill the providers at standard price and take into consideration for negotiated discounts and an anticipated reimbursement remittance adjustments based on the payer portfolio, when revenue is recorded. We use the most expected value method to estimate the transaction price for reimbursements that may vary from the standard price.
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
Deconsolidation of Subsidiary
A subsidiary is deconsolidated from our financial statements when we no longer have a controlling financial interest in the subsidiary. This generally occurs when the Company loses control through a sale, transfer, or other means, including the expiry of a contractual agreement.
Upon deconsolidation, we derecognizes the assets and liabilities of the of the subsidiary from the consolidated balance sheet at their carrying amounts at the date when control is lost. Any retained noncontrolling equity investment in the former subsidiary is remeasured to its fair value at the date control is lost. This fair value becomes the initial carrying amount of the retained investment. See Note 18 for discussion regarding the voluntary bankruptcy filing by our fully owned subsidiaries.
Equity Method Investments
We account for investments where we do not control the investment but have the ability to exercise significant influence using the equity method of accounting. Under this method, unconsolidated affiliate investments are initially carried at the acquisition cost, increased by our proportionate share of the investee’s net income and by contributions made, and decreased by our proportionate share of the investee’s net losses and by distributions received.
We evaluate our unconsolidated affiliate investments for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. We recognize impairments of our investments as a loss from unconsolidated affiliates on our consolidated statements of operations.
Recently Issued Accounting Standards, Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company adopted this standard as of January 1, 2025. The adoption of this ASU did not have any material impact on the Company’s quarterly condensed consolidated financial statements. The Company applied the new disclosure requirements retrospectively to the all periods presented. Prior period disclosures have been adjusted to reflect the new disclosure requirements. See Note 9, “Income Taxes,” for further detail.
Recently Issued Accounting Standards, Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses (DISE) which requires disaggregated disclosure of income statement expenses for public business entities. The standard requires public business entities to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items that are considered relevant. The FASB also issued ASU No. 2025-01 (“ASU 2025-01”), Clarifying the Effective Date, which clarifies the adoption date of ASU 2024-03 as annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the potential effect of this accounting standard update on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025 - 06, Intangibles - Goodwill and Other - Internal - Use Software (“ASU 2025 – 06”), which amends the guidance for accounting for software costs to reflect current software development practices, including iterative and agile methodologies, by removing references to development stages. It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025 - 06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The amendments may be applied either prospectively, retrospectively, or utilizing a modified transition approach. The Company is currently assessing the impact of ASU 2025 - 06 on its condensed consolidated financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-07. This update clarifies the application of derivative accounting to certain contracts and refines the guidance for share-based noncash consideration received from customers. Specifically, ASU 2025-07 introduces a scope exception for contracts that are not exchange-traded and whose underlying is tied to operations or activities specific to one party. It also clarifies that share-based noncash consideration from a customer should initially be accounted for under Topic 606 until the right to receive or retain such consideration becomes unconditional, at which point financial instruments guidance may apply. The effective date for the standard is for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-07 should be applied either prospectively or by utilizing a modified retrospective approach. The Company is currently assessing the impact on the Company's consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements. This update clarifies interim disclosure requirements and centralizes such requirements within Topic 270. Among other changes, ASU 2025‑11 introduces a disclosure principle requiring entities to provide information about significant events or changes since the end of the last annual reporting period that have a material impact, clarifies when duplicative annual disclosures may be omitted from interim reports, and aligns interim reporting requirements with applicable SEC guidance for registrants. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2025‑11 should be applied prospectively. The Company is currently assessing the impact on the Company’s consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025‑12, Codification Improvements. This update addresses shareholder suggestions on the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The amendments make codification updates to a broad range of topics arising from technical corrections, unintended application of the codification, clarifications and other minor improvements. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual periods. Early adoption is permitted and may be elected on an issue‑by‑issue basis. The amendments in ASU 2025‑12 are to be applied prospectively. The Company is currently assessing the impact on the Company’s consolidated financial statements and disclosures.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ProPhase Labs, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ProPhase Labs, Inc (“the Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had minimal cash resources and a significant working capital deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Evaluation of Impairment of Assets

As discussed in Note 2 of the consolidated financial statements, the Company reviews its goodwill, long-lived intangible assets, and equity-method investments annually, or whenever events and circumstances may indicate carrying amounts aren’t recoverable, and to assess whether the carrying value of the assets exceeds the fair value. Auditing management’s analysis includes tests that are complex and highly judgmental due to the estimation required to determine the fair value of the reporting unit. In particular, fair value estimates are sensitive to significant assumptions and factors such as expectations about future market and economic conditions, revenue growth rates, strategic plans, and historical operating results, among others.

How the Critical Account Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s valuation of goodwill consistent of the following, among others:

1.Gaining an understanding of and obtaining management’s analysis and assessing the key indicators.

2.Assessing the reasonableness of the significant inputs, estimates, and assumptions utilized by management in its analysis, including obtaining information from third parties to corroborate those assumptions.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2024. Spokane, Washington
6/1/2026

PROPHASE LABS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$90	$678
Accounts receivable, net	1,536	20,058
Inventory, net	70	1,143
Prepaid expenses and other current assets	1,454	2,615
Current assets in discontinued operations	—	6,143
Total current assets	3,150	30,637

Property, plant and equipment, net	2,032	7,501
Investment in unconsolidated affiliates	43,491	—
Prepaid expenses, net of current portion	61	217
Operating lease right-of-use asset, net	—	4,115
Intangible assets, net	7,167	9,750
Goodwill	3,968	5,231
Other assets	2	310
Non-current assets in discontinued operations	—	5,439
TOTAL ASSETS	$59,871	$63,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	12,961	13,717
Accounts payable to unconsolidated affiliates	27,600	—
Accrued diagnostic services	—	31
Accrued advertising and other allowances	50	151
Finance lease liabilities	2,824	2,147
Operating lease liabilities	—	1,214
Short-term loan payable, net of discount of $451 and $237	4,418	3,207
Short-term loan payable to related party, net of discount of $132	493	—
Short-term convertible notes payable, net of discount of $157	244	—
Derivative liability	50	—
Deferred revenue	1,501	1,698
Income tax payable	281	1,987
Other current liabilities	2,659	2,115
Current liabilities in discontinued operations	—	5,867
Total current liabilities	53,081	32,134

PROPHASE LABS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
Continued

	December 31, 2025	December 31, 2024
Non-current liabilities:
Unsecured promissory notes, net of discount of $0 and $127	—	9,873
Unsecured long-term debt, net of discount of $0 and $423	—	1,779
Due to sellers (see Note 3)	2,000	2,000
Deferred revenue, net of current portion	643	784
Operating lease liabilities, net of current portion	—	3,762
Finance lease liabilities, net of current portion	639	2,591
Non-current liabilities in discontinued operations	—	2,924
Total non-current liabilities	3,282	23,713
Total liabilities	56,363	55,847

COMMITMENTS AND CONTINGENCIES

Preferred stock authorized 1,000,000, $0.0005 par value, 0 shares issued and outstanding	—	—
Common stock authorized 1,000,000,000, $0.0005 par value, 8,966,406 and 2,987,402 shares outstanding, respectively	4	1
Additional paid-in capital	126,481	129,943
Treasury stock, at cost, 869,208 (1) and 1,294,105 shares, respectively	(49,643)	(64,000)
Accumulated deficit	(73,136)	(58,393)
Accumulated other comprehensive loss	(198)	(198)
Total stockholders’ equity	3,508	7,353
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,871	$63,200

(1) This is net of 600,000 collateral shares, see Note 6.

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	For the years ended
	December 31, 2025	December 31, 2024
Revenues, net	$4,345	$6,770
Cost of revenues	2,961	6,920
Gross profit (loss)	1,384	(150)

Operating expenses:
General and administration	19,324	37,885
Research and development	107	594
Total operating expenses	19,431	38,479
Loss from operations	(18,047)	(38,629)

Loss from investment in unconsolidated affiliates	(166)	—
Change in fair value of warrant liability	(225)	—
Change in fair value of derivative liability	437	—
Interest expense	(6,933)	(3,350)
Debt extinguishment gain (loss)	838	(333)
Loss on issuance of debt	(480)	—
Loss from disposal of fixed assets	(955)	—
Employee retention tax credit income	2,318	—
Other expense	(174)	(18)
Loss from operations before income taxes	(23,387)	(42,330)
Income tax expense	—	(7,195)
Loss from continuing operations after income taxes	(23,387)	(49,525)
Discontinued operations:
Loss from discontinued operations, net of tax	(102)	(3,839)
Gain from disposal of discontinued operations	8,746	—
Income (loss) from discontinued operations	8,644	(3,839)
Net loss	$(14,743)	$(53,364)

Other comprehensive (loss) income:
Unrealized income (loss) on marketable securities	—	102
Total comprehensive loss	$(14,743)	$(53,262)

Net loss per share:
Loss from continuing operations, basic and diluted	$(2.75)	$(24.76)
Gain/(Loss) from discontinued operations, basic and diluted	$1.02	$(1.92)
Net loss per share, basic and diluted	$(1.74)	$(26.68)

Weighted average common shares outstanding:
Basic	8,489	2,000
Diluted	8,489	2,000
See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2024	1,804,502	$1	$118,711	$(5,029)	$(64,000)	$(300)	$49,383
Issuance of common stock for cash, net of offering cost of $577	582,900	—	7,594	—	—	—	7,594
Issuance of treasury shares as collateral for a loan	600,000	—	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	—	—	102	102
Stock-based compensation (including $569 in prepaid expense)	—	—	3,638	—	—	—	3,638
Net loss	—	—	—	(53,364)	—	—	(53,364)
Balance as of December 31, 2024	2,987,402	1	129,943	(58,393)	(64,000)	(198)	7,353
Issuance of common shares and treasury shares for cash, net of offering cost of $275	1,131,500	—	(10,799)	—	14,357	—	3,558
Issuance of common stock as commitment fee for future financing	35,218	—	—	—	—	—	—
Issuance of warrants in conjunction with debt issuance	—	—	1,260	—	—	—	1,260
Issuance of common stock to convert outstanding convertible notes and interest	3,394,196	2	3,610	—	—	—	3,612
Issuance of common shares as collateral for a loan	1,360,000	1	(1)	—	—	—	—
Reclassification of liability classified warrants to equity	—	—	575	—	—	—	575
Stock-based compensation (including $114 in prepaid expense)	—	—	1,893	—	—	—	1,893
Shares true-up as a result of reverse stock split	58,089	—	—	—	—	—	—
Net loss	—	—	—	(14,743)	—	—	(14,743)
Balance as of December 31, 2025	8,966,405	$4	$126,481	$(73,136)	$(49,643)	$(198)	$3,508

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended
	December 31, 2025	December 31, 2024
Cash flows from operating activities
Net loss	$(14,743)	$(53,364)
Less: income (loss) from discontinued operations, net of tax	8,644	(3,839)
Net loss from continuing operations	(23,387)	(49,525)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Realized loss on marketable debt securities	—	18
Depreciation and amortization	4,832	6,187
Amortization of debt discount	5,236	1,485
Impairment loss	1,263	—
Amortization on right-of-use assets	227	457
Loss from investment in unconsolidated affiliates	166	—
Loss on issuance of debt	480	—
Loss from lease termination	1,357	—
Loss (gain) from disposal of fixed assets	955	(91)
Employee retention tax credit income	(1,929)	—
Stock-based compensation expense	1,893	3,638
Accounts receivable allowances	1,005	11,018
Inventory valuation reserve	—	(212)
Inventory write-offs	196	—
Change in fair value of warrant liability	225	—
Change in fair value of derivative liability	(437)	—
Debt extinguishment (gain) loss	(838)	333
Changes in operating assets and liabilities:
Accounts receivable	736	4,738
Inventory	313	1,360
Prepaid expenses and other current assets	1,147	(45)
Deferred tax asset	—	7,150
Other assets	—	853
Accounts payable and accrued expenses	(722)	5,066
Accrued diagnostic services	(5)	(283)
Accrued advertising and other allowances	(101)	127
Deferred revenue	(338)	(1,000)
Deferred tax liability	—	—
Lease liabilities	(233)	(1,408)
Income taxes payable	(1,706)	(1,292)
Other liabilities	724	(377)
Net cash used in operating activities - continuing operations	(8,941)	(11,803)
Net cash provided by (used in) operating activities - discontinued operations	597	(5,735)
Net cash used in operating activities	(8,344)	(17,538)

	For the years ended
	December 31, 2025	December 31, 2024
Cash flows from investing activities
Proceeds from maturities of marketable securities	—	3,374
Proceeds from dispositions of property and other assets, net	120	229
Capital expenditures	—	(906)
Net cash provided by investing activities - continuing operations	120	2,697
Net cash provided by (used in) investing activities - discontinued operations	800	(275)
Net cash provided by investing activities	920	2,422

Cash flows from financing activities
Proceeds from issuance of common stock from public offering, net	—	7,594
Proceeds from issuance of note payable	4,074	9,862
Proceeds from issuance of note payable to related party	500	—
Proceeds from issuance of convertible notes payable	3,000	—
Proceeds from issuance of common shares, net	3,558	—
Repayment of note payable	(4,234)	(4,249)
Repayment of convertible notes payable	(27)	—
Net cash provided by financing activities - continuing operations	6,871	13,207
Net cash (used in) provided by financing activities - discontinued operations	(35)	978
Net cash provided by financing activities	6,836	14,185

Decrease in cash, cash equivalents and restricted cash	(588)	(931)
Cash and cash equivalents at the beginning of the year	678	1,609
Cash and cash equivalents at the end of the year	$90	$678

Supplemental disclosures:
Cash paid for income taxes	$1,645	$1,126
Interest payment on the promissory notes	$1,161	$3,105

Supplemental disclosure of non-cash investing and financing activities:
Assets obtained in exchange for new finance lease obligations	$—	$3,783
Issuance of treasury shares as collateral for a loan	$—	$3
Issuance of common shares as collateral for a loan	$1	$—
Issuance of common stock as commitment fee for future financing	$158	$—
Issuance of common stock to convert outstanding convertible notes and interest	$3,612	$—
Issuance of liability classified warrants associated with notes payable	$230	$—
Net unrealized loss, investments in marketable securities	$—	$265
Deconsolidation of subsidiaries assets and liabilities	$(16,003)	$—
Recognition investment in nonconsolidated subsidiaries	$43,657	$—

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
Our wholly-owned subsidiary, ProPhase Diagnostics, Inc., and two indirectly wholly-owned subsidiaries, ProPhase Diagnostics NY, Inc. and ProPhase Diagnostics NJ, Inc. (collectively, the “Debtors”), ceased providing COVID-19 diagnostic testing in May 2025. ProPhase Diagnostics NJ, Inc. continues to lease laboratory space in Old Bridge, New Jersey. On September 22, 2025, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). On September 30, 2025, the Bankruptcy Court entered an order directing joint administration of the cases. On November 13, 2025, the Bankruptcy Court entered an order authorizing the Debtors to retain Crown Medical Collections, LLC as special counsel for the collection of accounts receivable arising from prior COVID-19 diagnostic testing services. The Debtors are pursuing reorganization under Chapter 11 with the objective of restoring solvency through (i) the orderly collection of accounts receivable owed to the Debtors, prosecuted by their court-appointed special counsel, and (ii) the operational reorganization of the Debtors’ CLIA-certified laboratory infrastructure to support additional diagnostic and testing opportunities once the cases progress and resources permit. The Debtors’ plan development is ongoing and any plan will be subject to Bankruptcy Court approval. As a result of the Chapter 11 filings, the Company is deemed to no longer control the Debtors and has deconsolidated the Debtors from its consolidated financial statements as of September 22, 2025. See Note 18.
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
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2025, the Company had minimal cash resources and a significant working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s plans do not alleviate this substantial doubt.
Management has evaluated the significance of these conditions and has developed plans intended to improve liquidity and support operations. Management’s plans include continuing efforts to reduce operating expenditures and preserve cash resources; focusing operations on its remaining core businesses, including genomics and biotechnology activities; pursuing collection and recovery efforts related to outstanding receivables and other claims; evaluating strategic alternatives including potential asset monetization opportunities, partnerships, licensing arrangements and other financing alternatives; and continuing initiatives intended to improve operating efficiency and revenue generation.

Management’s plans are subject to numerous uncertainties, many of which are outside the Company’s control, including the timing and availability of external financing, realization of anticipated collections and recovery efforts, and achievement of projected operating results. Accordingly, management has concluded that these plans do not alleviate the substantial doubt regarding the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

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
Reverse Stock Split
On December 2, 2025, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.0005 per share (the “Common Stock”) (the “Reverse Stock Split”). The Certificate of Amendment became effective on December 2, 2025. The reverse stock split was implemented to increase the per-share trading price of the Company’s common stock to meet continued listing requirements. The Reverse Stock Split became effective as of 8:00 a.m., Eastern Time, on December 22, 2025 (the “Effective Time”).
At the Effective Time, every 10 shares of Common Stock issued and outstanding immediately prior to the Effective Time were combined into one issued and outstanding share of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Instead, any stockholder who otherwise would be entitled to receive a fractional share as a result of the Reverse Stock Split receive one whole share of Common Stock in lieu of such fractional share, with the result that all fractional shares were rounded up to the nearest whole share.
All share and per share amounts in the Form 10-K have been retroactively adjusted to account for the Reverse Stock Split.
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
Upon deconsolidation, the Company derecognizes the assets and liabilities of the of the subsidiary from the consolidated balance sheet at their carrying amounts at the date when control is lost. Any retained noncontrolling equity investment in the former subsidiary is remeasured to its fair value at the date control is lost. This fair value becomes the initial carrying amount of the retained investment. See Note 18 for discussion regarding the voluntary bankruptcy filing by the Company's fully owned subsidiaries.
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

Certain prior period balances related to the Company's reportable segments and discontinued operations have been reclassified to conform to the current presentation in the consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the accompanying notes appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In the opinion of management, all adjustments necessary for a fair presentation of the notes to the consolidated financial statements are presented on a continuing operations basis unless otherwise noted.
Reclassifications

The Company has reclassified certain amounts on the consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss and consolidated statements of cash flows to conform to current period presentation.
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

For the year ended December 31, 2025, $8.9 million was used by operating activities. The Company had cash and cash equivalents of $90,000 as of December 31, 2025. Based on management’s current business plans, the Company estimates it will have enough cash and liquidity to finance its operating requirements for at least 12 months from the date of filing these unaudited condensed consolidated financial statements. However, due to the nature of early-stage ventures and accounts receivables collections, there are inherent uncertainties associated with managements’ business plan and cash flow projections, particularly if the Company is unable to grow its business lines, including replacing the revenues from our lab diagnostic services or tests with new business lines, or collect on its accounts receivables in a timely manner or at all. If we were to experience a cash shortfall, we believe our access to existing and other financing sources, including our at-the-market facility, and the established relationships with our investment banks will enable us to continue to meet our obligations and fund ongoing operations.
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

	As of December 31, 2025
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
Accounts are written off as uncollectible at the time we determine that collections are unlikely. Accounts receivable, net is comprised of the following (in thousands):

	December 31, 2025	December 31, 2024
Trade accounts receivable	$2,558	$34,901
Unbilled accounts receivable	—	—
	2,558	34,901
Less allowances	(1,022)	(14,843)
Total accounts receivable	$1,536	$20,058

The table below presents a roll forward of the Company's allowance for credit losses (amount in thousands).

Beginning balance as of January 1, 2024	$3,864
Accounts written off	(39)
Current period provision for expected credit losses	11,018
Balance as of December 31, 2024	14,843
Current period provision for expected credit losses	1,005
Deconsolidation of PDX	(14,826)
Balance as of December 31, 2025	$1,022

For Fiscal 2025 and 2024, we recorded $1.0 million and $11.0 million to credit losses in operating expenses, respectively. The credit loss in 2024 representing a write-off of trade receivables (primarily HRSA related) we have determined to be uncollectible and increased the allowance for credit losses as a reduction of revenue and predictability of collections. The results of these adjustments and our current year allowances, resulted in an allowance of $1.0 million and $14.8 million at December 31, 2025 and 2024, respectively.

Inventory, net
Inventory is valued at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or net realizable value. Inventory items are analyzed to determine cost and the net realizable value and appropriate valuation adjustments are established.
At December 31, 2025 and 2024, the components of inventory are as follows (in thousands):

	December 31, 2025	December 31, 2024
Diagnostic services testing material	$—	$564
Raw materials	2	147
Work in process	—	65
Finished goods	68	375
Inventory	$70	$1,151
Inventory valuation reserve	—	(8)
Inventory, net	$70	$1,143
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
Equity Method Investments
The Company accounts for investments where we do not control the investment but have the ability to exercise significant influence using the equity method of accounting. Under this method, unconsolidated affiliate investments are initially carried at the acquisition cost, increased by our proportionate share of the investee’s net income and by contributions made, and decreased by our proportionate share of the investee’s net losses and by distributions received.
Concentration of Financial Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments, marketable debt securities, and trade accounts receivable. Our marketable securities are fixed income investments, which are highly liquid and can be readily purchased or sold through established markets.
We maintain cash and cash equivalents with certain major financial institutions. As of December 31, 2025, our cash and cash equivalents balance was $90,000, which was fully covered by federal depository insurance.
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
In testing for goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If we conclude otherwise, we are required to perform the two-step impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than the carrying value, an impairment charge will be recorded to reduce the reporting unit to fair value. The Company incurred a non-cash goodwill impairment loss of $1.3 million during the year ended December 31, 2025, which was related to the Diagnostic services segment.
Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment, finite-lived intangible assets and investments, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the total undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the asset over its fair value.
In addition, the Company evaluates its unconsolidated affiliate investments for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. The Company recognizes impairments of our investments as a loss from unconsolidated affiliates on our consolidated statements of operations.
For the fiscal years ended December 31, 2025 and 2024, the Company did not have an impairment of the long-lived assets.

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
We account for our marketable securities at fair value, with the net unrealized gains or losses of marketable debt securities reported as a component of accumulated other comprehensive income or loss and marketable equity securities change in fair value reported on the consolidated statement of operations. We measure the fair value of financial instruments, such as derivatives, on an ongoing basis.
See Note 19, “Fair Value Measurements” for more information.
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
Revenue from genomic testing services is recognized when the Company satisfies its performance obligation by providing sequencing results to the customer. Customers generally pay for testing services at the time a kit is purchased. As a result, amounts received in advance of completion of sequencing services are recorded as deferred revenue until the related performance obligation is satisfied. The period between customer purchase and delivery of sequencing results is generally between 90 and 120 days. For subscriptions services associated with its genomic testing, we satisfy our performance obligation ratably over the subscription period. If the customer does not return the test kit, services cannot be completed by us, potentially resulting in unexercised rights (“breakage”) revenue. We estimate breakage for the portion of test kits not expected to be returned using an analysis of historical data and consider other factors that could influence customer test kit return behavior. When breakage revenue is recognized on a kit, we recognize breakage on any associated subscription services ratably over the term of the subscription.
Performance obligations related to contract manufacturing and retail customers are satisfied at a point in time when the goods are shipped to the customer as (i) we have transferred control of the assets to the customers upon shipping, and (ii) the customer obtains title and assumes the risks and rewards of ownership after the goods are shipped.
Contract Balances
As of December 31, 2025 and December 31, 2024, we have deferred revenue of $2.1 million and $2.5 million, respectively. Our new personal genomics business comprised $1.1 million of the deferred revenue as of December 31, 2025. The remainder of deferred revenue relates to research and development (“R&D”) stability and release testing programs recognized as contract manufacturing revenue. Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance of services performed for the R&D work. We recognize deferred revenues as revenues when the services are performed and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed.
The amount of revenues recognized during the years ended December 31, 2025 and 2024 that were included in the opening deferred revenue balance as of January 1, 2025 and 2024, respectively, were $1.8 million million and $0.7 million million.
The following table disaggregates our deferred revenue by recognition period (in thousands):

	As of December 31, 2025	As of December 31, 2024
Recognition Period
0-12 Months	$1,501	$1,698
13-24 Months	643	784
Total	$2,144	$2,482
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
The following table disaggregates the Company’s revenue by revenue source for Fiscal 2025 and 2024 (in thousands):

	For the years ended
Revenue by Customer Type	December 31, 2025	December 31, 2024
Retail and others	$—	$1,492
Genomic products and services	4,345	5,278
Total revenue, net	$4,345	$6,770
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
Advertising and Incentive Promotions
Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of general and administrative expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net revenue, and (iii) free product, which is accounted for as part of cost of revenues. Advertising and incentive promotion expenses incurred from continuing operations for Fiscal 2025 and 2024 were $5,000 and $342,000, respectively.
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
Research and Development
R&D costs are charged to operations in the period incurred, R&D costs incurred for the years ended December 31, 2025 and 2024 were $107,000 and $594,000, respectively. R&D costs are principally related to personnel expenses and new product development initiatives and costs associated with the OTC health care products, dietary supplements and validation costs associated with the diagnostic services business.
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

On July 4, 2025, the “One Big Beautiful Bill Act” was enacted into law. The legislation includes several changes to federal tax law including permanent extension of certain expiring Tax Cuts and Jobs Act provisions. Certain provisions were effective for 2025, while others will be effective for tax years beginning after December 31, 2025. The Company has evaluated the impact of the legislation and incorporated the applicable tax provisions into its consolidated financial statements for the current reporting period.
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
Collateralized Loan
The Company enters into loan arrangements under which it borrows cash and pledges shares of the Company’s common stock as collateral. These arrangements are accounted for as borrowings and are recognized as a liability when proceeds are received. Pledged shares continue to be presented within stockholders’ equity because the shares are not sold, retired, or otherwise legally extinguished.
Recently Issued Accounting Standards, Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company adopted this standard as of January 1, 2025. The adoption of this ASU did not have any material impact on the Company’s quarterly condensed consolidated financial statements. The Company applied the new disclosure requirements prospectively. See Note 9, “Income Taxes,” for further detail.
Recently Issued Accounting Standards, Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses (DISE) which requires disaggregated disclosure of income statement expenses for public business entities. The standard requires public business entities to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items that are considered relevant. The FASB also issued ASU No. 2025-01 (“ASU 2025-01”), Clarifying the Effective Date, which clarifies the adoption date of ASU 2024-03 as annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the potential effect of this accounting standard update on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025 - 06, Intangibles - Goodwill and Other - Internal - Use Software (“ASU 2025 – 06”), which amends the guidance for accounting for software costs to reflect current software development practices, including iterative and agile methodologies, by removing references to development stages. It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025 - 06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The amendments may be applied either prospectively, retrospectively, or utilizing a modified transition approach. The Company is currently assessing the impact of ASU 2025 - 06 on its condensed consolidated financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-07. This update clarifies the application of derivative accounting to certain contracts and refines the guidance for share-based noncash consideration received from customers. Specifically, ASU 2025-07 introduces a scope exception for contracts that are not exchange-traded and whose underlying is tied to operations or activities specific to one party. It also clarifies that share-based noncash consideration from a customer should initially be accounted for under Topic 606 until the right to receive or retain such consideration becomes unconditional, at which point financial instruments guidance may apply. The effective date for the standard is for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-07 should be applied either prospectively or by utilizing a modified retrospective approach. The Company is currently assessing the impact on the Company's consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements. This update clarifies interim disclosure requirements and centralizes such requirements within Topic 270. Among other changes, ASU 2025‑11 introduces a disclosure principle requiring entities to provide information about significant events or changes since the end of the last annual reporting period that have a material impact, clarifies when duplicative annual disclosures may be omitted from interim reports, and aligns interim reporting requirements with applicable SEC guidance for registrants. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2025‑11 should be applied prospectively. The Company is currently assessing the impact on the Company’s consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025‑12, Codification Improvements. This update addresses shareholder suggestions on the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The amendments make codification updates to a broad range of topics arising from technical corrections, unintended application of the codification, clarifications and other minor improvements. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual periods. Early adoption is permitted and may be elected on an issue‑by‑issue basis. The amendments in ASU 2025‑12 are to be applied prospectively. The Company is currently assessing the impact on the Company’s consolidated financial statements and disclosures.

Note 3 – Asset Acquisition
Stella Diagnostics - Asset Purchase Agreement

On December 15, 2022, the Company entered into an Asset Purchase Agreement (the “Stella Purchase Agreement”), with Stella Diagnostics Inc. (“Stella”) and Stella DX, LLC (“Stella DX” and, together with Stella, the “Stella Sellers”), pursuant to which, on January 3, 2023, the Company purchased all of the assets, rights and interests of the Stella Sellers and their affiliates pertaining to the Stella Sellers’ BE-Smart Esophageal Pre-Cancer Diagnostic Screening Test and certain clinical assets, including all intellectual property rights (the “Stella Purchased Assets”). All capitalized terms used in this section to describe this transaction but not defined herein shall have the meanings set forth in the Stella Purchase Agreement,

As consideration for the Stella Purchased Assets, at closing, the Company (i) paid to the Stella Sellers $3.5 million in cash, minus (a) the Secured Note Amount of $0.5 million, (b) the Liability Payoff Amount of $1.6 million and (c) the Promissory Note Payoff Amount of $400,000, and (ii) issued to Stella DX 10,000 shares of common stock, par value $0.0005 per share, of the Company at a value of $100.00 per share. Total consideration paid was $4.6 million. The Secured Note Amount of $0.5 million and the Promissory Note Payoff of $400,000 were paid in 2022. The balance of the consideration was paid at closing on January 3, 2023.

In addition to the consideration paid at closing, the Company will issue shares of common stock valued at $2.0 million (the “Milestone Stock”) to the Stella Sellers upon a Commercialization Event (as defined in the Stella Purchase Agreement). The Milestone Stock was recorded at closing as a non-current liability at its fair value of $2.0 million. Also, the Company is required to pay to the Stella Sellers for each of the seven calendar years during the seven years period commencing on the first day of the calendar year following the date of the Commercialization Event, a non-refundable, non-creditable royalty of 5% of the Adjusted Gross Margin for such Annual Period. As of December 31, 2025, the Commercialization Event had not occurred

The asset purchase does not qualify as a business combination under FASB ASC 805, Business Combinations, and has therefore been accounted for as an asset acquisition. In connection with the Stella Purchased Assets, the Company incurred $0.2 million in transaction costs, which were capitalized into the purchase price of the Stella Purchased Assets. The total purchase price for the Stella Purchased Assets was $6.8 million, which was allocated to the proprietary technology intangible asset acquired. The Company is amortizing the acquired intangible asset on a straight-line basis over its estimated useful life of five years.

Note 4 – Intangible Assets, Net
Intangible assets as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024	Estimated Useful Life (in years)
Trade names	$5,550	$5,550	15
Proprietary intellectual property	11,064	11,064	5
Customer relationships	1,180	1,180	1
CLIA license	—	1,307	3
	17,794	19,101
Less: accumulated amortization	(10,627)	(9,351)
Total intangible assets, net	$7,167	$9,750
Amortization expense for acquired intangible assets was $2.6 million and $2.6 million during the years ended December 31, 2025 and 2024, respectively. The estimated future amortization expense of acquired intangible assets as of December 31, 2025 is as follows (in thousands):

Year ended December 31, 2026	$2,251
Year ended December 31, 2027	1,731
Year ended December 31, 2028	370
Year ended December 31, 2029	370
Year ended December 31, 2030	370
Thereafter	2,075
$7,167

Note 5 – Property, Plant and Equipment
The components of property, plant and equipment are as follows (in thousands):

	December 31, 2025	December 31, 2024	Estimated Useful Life
Leasehold improvements	$—	$1,241	Lesser of lease term or estimated useful life
Machinery	104	482	3-7 years
Lab equipment	5,102	11,813	3-7 years
Computer equipment and software	36	2,562	3-5 years
Furniture and fixtures	151	383	5 years
	5,393	16,481
Less: accumulated depreciation	(3,361)	(8,980)
Total property, plant and equipment, net	$2,032	$7,501
Depreciation expense for Fiscal 2025 and 2024 were $2.2 million and $4.2 million, respectively.
In conjunction with the Company's New York office lease termination in June 2025 (see Note 12, Leases), the Company wrote off approximately $1.4 million fixed assets and leasehold improvements, which was recognized as part of loss from lease termination and was included in general and administrative expenses on the consolidated statement of operations.
Note 6 - Outstanding Debt
Secured Promissory Note
On December 19, 2024 (the “Closing Date”), PMI entered into a secured promissory note agreement with an individual investor for cash proceeds of $1.0 million (the “PMI Note”). The PMI Note has an annual interest rate of 15%. The PMI Note is due upon the sale of PMI or 12 months from the Closing Date. On January 16, 2025, the PMI Note was extinguished as a result of the disposal of PMI and PREH. The gain was recognized as part of gain from sale of discontinued operations on the consolidated statement of operations.
Collateralized Loan Agreement
On November 21, 2024 the Company entered into a financing agreement (the “2024 Collateralized Loan Agreement”) with CJEF Capital Partners PTE Ltd. (“CJEF”), to provide the Company with loan funding to be secured by 600,000 shares of common stock (the “2024 Collateralized Loan”). Funding is to be provided in tranches and shall mature 2 years from date of funding. Collateral retained by CJEF will be pledged and utilized to secure each funding and to be retained until all principal and interest have been paid. Interest will accrue on the outstanding principal amount of the 2024 Collateralized Loan at 6% per annum (payable semi-annually in advance) and an arranger fee of 5% will be retained by CJEF from Loan proceeds. As of December 31, 2025, the Company has been provided funding of $500,000 against the 2024 Collateralized Loan agreement, with the entire balance remaining outstanding.
On October 14, 2025, the Company entered into a Share Financing Agreement (the “2025 Collateralized Loan Agreement”) with Oceanview Consultant Partners Ltd. (“Oceanview”), to provide the Company with loan financing funding to be secured by Company’s common shares (the “2025 Collateralized Loan”). Funding is to be provided in tranches and shall mature 1 year from date of funding. the Company has been provided funding of $900,000 against the 2025 Collateralized Loan, with the entire balance remaining outstanding. As of December 31, 2025, approximately 1,360,000 common shares have been issued to secured the 2025 Collateralized Loan. Collateral retained by Oceanview will be pledged and utilized to secure each funding and is to be retained until all principal and interest have been paid. Interest will accrue on the outstanding principal amount of the Collateralized Loan at 6% per annum, with interest only payable monthly and an arranger fee of 6% will be retained by Oceanview from Loan proceeds.
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

The Company received net cash proceeds of $500,000 from the CEO Loan. In connection with the issuance of the CEO Loan, the Company also issued 50,000 warrants (the "CEO Warrants"), which vested upon the approval by the Company's stockholders of an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock (the “Certificate of Amendment”) at the special meeting of stockholders held on September 9, 2025. The Company assessed the classification of the CEO Warrants and determined that the CEO Warrants are liability classified. The CEO Warrants have an exercise price of $6.00 for a term of 5.0 years. The grant date fair value of the CEO Warrants were valued at $115,000 using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 98.4%, risk free interest rate of 4.0% and expected warrant life of 5.0 years. The fair value of the CEO Warrants was recorded as an additional debt discount to the note payable.

The Unaffiliated Investor Loan was issued as an exchange to the existing 2024 Term Note (see description of the 2024 Term Note Agreement above). No additional cash proceeds were provided. The Company accounted for the issuance of the Unaffiliated Investor Loan as an extinguishment of the original debt of $500,000 and the recognition of new debt which is initially measured at its fair value of $433,000. In connection with the issuance of the Unaffiliated Investor Loan, the Company also issued 50,000 unvested warrants (the "Unaffiliated Investor Warrants") to the Unaffiliated Investor. The Unaffiliated Investor Warrants contain the same terms as the CEO Warrants, and are therefore also liability classified. Accordingly, the Unaffiliated Investor Warrants have a fair value of $115,000 on the issuance date. The fair value of the Unaffiliated Investor Loan and the Unaffiliated Investor Warrants are used to determine the debt extinguishment gain or loss to be recognized. As a result, the Company recognized a debt extinguishment loss of $48,000 during the year ended December 31, 2025.

2025 Short-term Loans

On May 22, 2025, the Company entered into a note agreement with an individual investor for cash proceeds of $200,000 (the “May 2025 Note”). The May 2025 Note was due on July 11, 2025 and required the Company to make a $250,000 balloon payment at the maturity date. During the year ended December 31, 2025, the Company recognized $46,000 interest expense on the consolidated statement of operations. The May 2025 Note was fully paid on July 23, 2025.

On August 1, 2025, the Company entered into a note agreement with an individual investor for cash proceeds of $100,000 (the “First August 2025 Note”), which is net of an original issue discount of $15,000. The First August 2025 Note is due on May 30, 2026. Total payments of $126,750 will be made in four monthly installment payments effective on January 30, 2026 in accordance with the payment schedule pursuant to the note agreement. During the year ended December 31, 2025, the Company recognized $10,000 interest expense from the amortization of debt discount using the effective interest rate method on the consolidated statement of operations.

On August 14, 2025, the Company entered into a note agreement with an individual investor for cash proceeds of $150,000 (the “Second August 2025 Note”). The Second August 2025 Note is due on August 14, 2026 and requires the Company to make interest only quarterly payments in the amount of $9,452 with a $159,452 balloon payment at the end of the term.

On August 1, 2025 and September 11, 2025, the Company entered into two note agreements (collectively the "Third August 2025 Notes") with same individual investor for an aggregate cash proceeds of $400,000, which is net of original issue discount and issuance cost of $76,000. The Third August 2025 Notes has a 10 months term. Total payments of $528,000 will be made in four monthly installment payments, which won't be started until 6 months from the issuance date in accordance with the payment schedule pursuant to the note agreements. During the year ended December 31, 2025, the Company recognized $42,000 interest expense from the amortization of debt discount using the effective interest rate method on the consolidated statement of operations.

On November 6, 2025, the Company entered into a note agreement ( the "November 2025 Note") with an individual investor for an aggregate cash proceeds of $135,000, which is net of original issue discount and issuance cost of $28,000. The November 2025 Notes has a 10 months term. Total payments of $181,000 will be made in four monthly installment payments, which won't be started until 6 months from the issuance date in accordance with the payment schedule pursuant to the note agreements. During the year ended December 31, 2025, the Company recognized $7,000 interest expense from the amortization of debt discount using the effective interest rate method on the consolidated statement of operations.

On December 22, 2025, the Company entered into a note agreement ( the "First December 2025 Note") with an individual investor for an aggregate cash proceeds of $50,000, which is net of original issue discount and issuance cost of $8,000. The First December 2025 Notes has a 10 months term. Total payments of $64,000 will be made in four monthly installment payments, which won't be started until 6 months from the issuance date in accordance with the payment schedule pursuant to the note agreements.

On December 26, 2025, the Company entered into a note agreement ( the "Second December 2025 Note") with an individual investor for an aggregate cash proceeds of $75,000, which is net of original issue discount and issuance cost of $19,000. The Second December 2025 Notes has a 10 months term. Total payments of $105,000 will be made in four monthly installment payments, which won't be started until 6 months from the issuance date in accordance with the payment schedule pursuant to the note agreements.

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

The August Future Receipts Financing Agreements require twelve monthly payments of $120,083 for a total repayment of $1.4 million over the term of the agreement. No payment has been made as of December 31, 2025.

In connection with the issuance of the August Future Receipts Financing Agreements, the Company also issued 50,000 warrants (the "August Warrants") as an additional issuance cost. The Warrants have an exercise price of $5.00 per share for a term of 5.0 years. The Company assessed the classification of the August Warrants and determined that the August Warrants are liability classified. The grant date fair value of the August Warrants were valued at $120,000 using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 98.3%, risk free interest rate of 3.8% and expected warrant life of 5.0 years. The fair value of the August Warrants was recorded as an additional debt discount to the notes payable.
During the year ended December 31, 2025, the Company recognized an aggregate of $131,000 interest expense from the amortization of debt discount using the effective interest rate method. As of December 31, 2025, the outstanding balance under the August Future Financing Agreement was $1.1 million, net of debt discount of $176,000.

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
During the year ended December 31, 2025, the Company recognized an aggregate of $115,000 interest expense from the amortization of debt discount using the effective interest rate method. As of December 31, 2025, the outstanding balance under the September Future Financing Agreement was $144,000, net of debt discount of $35,000.

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

The July 2025 Notes mature on July 22, 2026, bear interest at 10% per annum on the original principal face amount and provide for other customary terms and covenants. The July 2025 Notes are not convertible for 4 months after execution and may be prepaid at any time without penalty. After the July 2025 Notes conversion waiting period of 4 months, the July 2025 Notes permit holders to convert outstanding principal and accrued interest into shares of common stock at a conversion price that is the lower of 80% of the trailing ten-day volume weighted average price ("VWAP") or a fixed maximum price, but with a floor price and certain caps on conversion pursuant to and limited by the terms of the notes, to prevent excessive dilution. The optional redemption includes an exercise contingency, which fails the equity classification guidance in ASC 815 and is thus precluded from being classified in equity. Therefore, the embedded derivatives are required to be bifurcated from the July 2025 Notes and accounted for at fair value at each reporting date. A fair value of $2.1 million was determined for the embedded derivative liabilities. The embedded derivative liabilities will be re-measured to fair value each reporting period until settlement (see Note 16).

The Company also issued common stock purchase warrants to acquire up to 525,000 shares of common stock (the "July Warrants"). The July Warrants are exercisable at an exercise price of $5.00 per share (subject to adjustment) and expire 5 years from their date of issuance. The Company assessed the classification of the Warrants and determined that the Warrants are equity classified. The relative fair value of the July Warrants on the issuance date was $1.3 million, which was recorded as an additional debt discount to the July 2025 Notes. The relative fair value was derived using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 97.9%, risk free interest rate of 3.9% and expected warrant life of 5.0 years.
During the year ended December 31, 2025, the Company converted $3.4 million of July 2025 Notes, including $43,000 accrued interest into approximately 3.4 million shares of the Company's common stock. The aggregate fair value of the common stock issued on the conversion date were $3.6 million, which resulted a debt extinguishment loss of $247,000. The Company also extinguished $1.6 million embedded derivative liability upon the conversion, which was recognized as debt extinguishment gain on the consolidated statement of operations.
During the year ended December 31, 2025, the Company recognized an aggregate of $3.6 million interest expense from the amortization of debt discount using the effective interest rate method. As of December 31, 2025, the remaining outstanding balance for the July 2025 Notes were $244,000, net of debt discount of $157,000.
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

The Company elected to account for the ERC by analogy to IAS 20 when there was reasonable assurance of receipt, which was determined to be when the approval was received by the IRS. During the year ended December 31, 2025, the Company received approval for all refunds from the IRS in the amount of $2.2 million, of which $1.9 million was passed through to the Buyer and settled a portion of the ERC note and is included in other income on the condensed consolidated statements of operations, and the remaining of $272,000 was offset the Company's outstanding tax liability by the IRS. The offset against the IRS liabilities triggered the Seller's put back right, and therefore the Company is required to repurchase back this portion at 85% at $231,000. As of December 31, 2025, the remaining outstanding balance under the Agreement was approximately $231,000.
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

During the year ended December 31, 2025 and 2024, the Company recognized $133,000 and $179,000 of interest expense from the amortization of debt discount using the effective interest rate method, respectively. The RDM note was fully paid in August 2025.
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
During the year ended December 31, 2025 and 2024, the Company recognized an aggregate of $550,000 and $542,000 interest expense from the amortization of debt discount using the effective interest rate method, respectively. The Second Amended Slate Financing Agreement was fully paid in August 2025.
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

During the year ended December 31, 2025 and 2024, the Company recognized $18,000 and $484,000 interest expense from the amortization of debt discount using the effective interest rate method, respectively. The Future Receipts Financing Agreement was fully paid in August 2025.

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

On January 16, 2025 (the "Closing Date"), the Company completed the sale of the Pharmaloz Manufacturing Inc. business and Pharmaloz Real Estate Holdings, Inc. to JL Projects (the "Pharmaloz Sale"). In connection with the Pharmaloz Sale transaction, JL Projects assumed the Amended JXVII Note outstanding principal and outstanding interest as of the Closing Date for total amount of $10.3 million, which was recognized as part of the gain from sale of discontinued operations on the consolidated statement of operations.
Note 7 – Stockholders’ Equity
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
Preferred Stock
The preferred stock authorized under the Company's certificate of incorporation may be issued from time to time in one or more series. As of December 31, 2025, no shares of preferred stock have been issued. The Company's board of directors have the full authority permitted by law to establish, without further stockholder approval, one or more series of preferred stock and the number of shares constituting each such series and to fix by resolution voting powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any. Subject to the limitation on the total number of shares of preferred stock that the Company has authority to issue under its certificate of incorporation, the board of directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then-outstanding. In case the number of shares of any series is so decreased, the shares constituting such decrease will resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series. The Company may, subject to any required stockholder approval, amend from time to time its certificate of incorporation to increase the number of authorized shares of preferred stock or common stock or to make other changes or additions to our capital structure or the terms of our capital stock.
Common Stock Dividends
No dividends have been declared during the year ended December 31, 2025.
Common Stock
2025 Equity Line of Credit - Keystone Capital Partners, LLC
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

During the year ended December 31, 2025, the Company received $3.6 million net proceeds on sales of 1,131,500 shares of common stock, including 424,896 shares from the Company’s treasury account to Keystone after deducting commissions and expenses of $433,000, at a weighted-average price of $2.90 per share.

On August 28, 2025, the Company terminated the Keystone ELOC.
2025 Common ATM Offering
On December 19, 2025, the Company entered into an Sales Agreement (the “2025 Sales Agreement”) with WestPark Capital, Inc. (the “WestPark”), pursuant to which the Company may offer and sell, from time to time through WestPark, shares of our common stock having an aggregate offering price of up to $5.3 million, subject to the terms and conditions of the Sales Agreement. WestPark is entitled to a commission equal to 3% of the gross sales price per share for all shares sold through it as our agent, and the Company will receive the net proceeds after deducting this commission and any offering expenses.
During the year ended December 31, 2025, the Company did not issue any shares of common stock pursuant to the 2025 Sales Agreement.
2024 Common ATM Offering
As previously disclosed, on December 28, 2021, the Company entered into an Sales Agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time through the Sales Agent, shares of our common stock having an aggregate offering price of up to $100 million, subject to the terms and conditions of the Sales Agreement.
During the year ended December 31, 2024, the Company sold 1,033,500 shares of common stock pursuant to the Sales Agreement. The Company received cash proceeds of $4.6 million, which is net of $94,000 offering cost incurred by the Sales Agent.
During the year ended December 31, 2025, the Company did not sell any shares of common stock pursuant to the 2024 Common ATM Offering.
2024 Public Offering
On November 12, 2024 ("Closing Date"), the Company closed on an underwritten firm commitment public offering whereby the Company sold 479,500 shares of common stock, including 62,500 shares of common stock sold upon full exercise of the underwriters' option to purchase additional shares (the "Offering"). Each share of common stock was sold at a public offering price of $7.20 per share for aggregate gross proceeds of $3.5 million. The Company received net cash proceeds of $3.0 million, which is net of $483,000 offering cost. Upon closing of the Offering, the Company issued the Representative warrants (the “Representative’s Warrants”) as compensation to purchase up to 23,978 shares of common stock, which is equal to 5% of the aggregate number of shares of common stock sold in the Offering. The Representative’s Warrants will be exercisable at a per share exercise price of $9.00.
Collateral Shares
During the year ended December 31, 2025, the Company issued an aggregate of 1,360,000 common shares pursuant to an agreement entered into on October 14, 2025, based on the terms of the 2025 Collateralized Loan Agreement (See Note 6). Collateral retained by Oceanview will be pledged and utilized to secure each funding and is to be retained until all principal and interest have been paid.
Pursuant to an agreement entered into on November 21, 2024, the Company provided CJEF 600,000 common shares transferred from its treasury shares account based on the terms of the Collateralized Loan Agreement (See Note 6). The shares provided are held as collateral retained by CJEF to secure each funding and to be retained until all principal and interest have been paid. CJEF shall return collateral shares upon repayment of the Loan.
The 2025 Directors’ Equity Compensation Plan
On September 9, 2025, the stockholders of the Company approved the 2025 Directors’ Equity Compensation Plan (the “2025 Directors’ Plan”) at the 2025 Special Meeting. The 2025 Directors' Plan amended and restated the Company’s Amended and Restated 2022 Directors’ Equity Compensation Plan and provided for an increase in the number of shares reserved for issuance under the plan by 50,000 shares.
During the year ended December 31, 2025, no stock options were issued under the 2025 Directors' Plan.
As of December 31, 2025, the number of shares authorized for issuance under the 2025 Directors Plan was 60,000, which included the number of shares available under the 2022 Directors Plan immediately prior the stockholder approval of the 2025 Directors' Plan as described below.
The 2022 Directors’ Equity Compensation Plan
On May 19, 2022, the stockholders of the Company approved the 2022 Directors’ Equity Compensation Plan (the “2022 Directors’ Plan”) at the 2022 Annual Meeting of Stockholders of the Company (the “2022 Annual Meeting”). The 2022 Directors’ Plan amended and restated the Company’s Amended and Restated 2010 Directors’ Equity Compensation

Plan and provided for an increase in the number of shares reserved for issuance under the plan by 30,000 shares and for the adjustment of the per share exercise price of stock options granted under the 2022 Plan in the event of any change in the outstanding shares of common stock of the Company as a result of, among other things, any distribution or special dividend to stockholders of shares, cash or other property (other than regular cash dividends).

On June 16, 2023 the stockholders of the Company approved the Amended and Restated 2022 Directors’ Equity Compensation Plan (the “Amended 2022 Directors’ Plan”) at the 2023 Annual Meeting of Stockholders of the Company. The Amended 2022 Directors’ Plan provides for an increase in the number of shares reserved for issuance under such plan by 15,000 shares.
During the years ended December 31, 2025 and 2024, there were 20,000 and 21,000 stock options issued under the 2022 Directors' Plan, respectively.
There were 10,000 shares of common stock available to be issued under the 2022 Directors' Plan immediately prior the stockholder approval of the 2025 Directors' Plan.
The 2010 Directors’ Equity Compensation Plan
On May 20, 2021, the stockholders of the Company approved the Amended and Restated 2010 Directors’ Equity Compensation Plan (the “Amended 2010 Directors’ Plan”) at the 2021 Annual Meeting of Stockholders of the Company (the “2021 Annual Meeting”). The Amended 2010 Directors’ Plan authorized the issuance of up to 77,500 shares of common stock. This plan was amended and restated on April 11, 2022 (to become the 2022 Directors' Plan), subject to stockholder approval, which was obtained at the 2022 Annual Meeting.
The 2025 Equity Compensation Plan
On September 9, 2025, the stockholders of the Company approved the 2025 Equity Compensation Plan (the “2025 Plan”) at the 2025 Special Meeting. The 2025 Plan amended and restated the Company’s Amended and Restated 2022 Equity Compensation Plan and provided for an increase in the number of shares reserved for issuance under the plan by 300,000 shares.
During the years ended December 31, 2025, there were 72,672 stock options issued under the 2025 Plan.
As of December 31, 2025, the number of shares authorized for issuance under the 2025 Plan was 233,203, which included the number of shares available under the 2022 Plan immediately prior the stockholder approval of the 2025 Plan as described below.
The 2022 Equity Compensation Plan
On May 9, 2022, the stockholders of the Company approved the 2022 Equity Compensation Plan (the “2022 Plan”) at the 2022 Annual Meeting. The 2022 Plan amended and restated the Company’s Amended and Restated 2010 Equity Compensation Plan and provided for an increase in the number of shares reserved for issuance under the plan by 100,000 shares and for the adjustment of the per share exercise price of stock options granted under the 2022 Plan in the event of any change in the outstanding shares of common stock of the Company as a result of, among other things, any distribution or special dividend to stockholders of shares, cash or other property (other than regular cash dividends).
During the years ended December 31, 2025 and 2024, there were 42,329 and 108,000 stock options issued under the 2022 Plan, respectively.
There were 3,375 shares of common stock available to be issued under the 2022 Plan immediately prior the stockholder approval of the 2025 Plan.
The 2010 Equity Compensation Plan
On May 20, 2021, the stockholders of the Company approved the Amended and Restated 2010 Equity Compensation Plan (the “Amended 2010 Plan”) at the 2021 Annual Meeting. The Amended 2010 Plan authorized the issuance of up to shares of common stock. This plan was amended and restated on April 11, 2022 (to become the 2022 Plan), subject to stockholder approval, which was obtained at the 2022 Annual Meeting.
The 2018 Stock Incentive Plan
On April 12, 2018, the Company's stockholders approved the 2018 Stock Incentive Plan (the “2018 Stock Plan”). The 2018 Stock Plan provides for the grant of incentive stock options to eligible employees of the Company, and for the grant of non-statutory stock options to eligible employees, directors and consultants. The 2018 Stock Plan provides that the total number of shares that may be issued pursuant to the 2018 Stock Plan is 230,000 shares. At April 12, 2018, all 230,000 shares had been granted in the form of stock options to Ted Karkus (the “CEO Option”), our Chief Executive Officer ("CEO").
The 2018 Stock Plan required certain proportionate adjustments to be made to the stock options granted under the 2018 Stock Plan upon the occurrence of certain events, including a special distribution (whether in the form of cash, shares, other securities, or other property) in order to maintain parity. Accordingly, the Compensation Committee of the board of directors, as required by the terms of the 2018 Stock Plan, adjusted the exercise price of the CEO Option in connection with each special cash dividend paid by the Company proportionately to the amount of the dividend paid. The final exercise price of the CEO Option was $6.00 per share after the latest special cash dividend paid on June 3, 2022.
All stock options were exercised under the 2018 Stock Plan during 2023. No share based compensation expense will be recognized in forward periods related to the 2018 Stock Plan.
Inducement Option Awards
On February 17, 2025 the Company issued a non-qualified stock option to Stuart Hollenshead, the Company's former Chief Operational Officer (the “COO”), as an inducement to his employment with the Company, effective February 17, 2025 (the “2025 COO Award”). The 2025 COO Award entitled the COO to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $6.00 per share. On July 31, 2025 Stu Hollenshead resigned from his position as COO. The 2025 COO Award vested 25% on the date of grant and the remaining portion was forfeited upon Mr. Hollenshead's resignation. The 2025 COO Award expires on the seventh anniversary of the grant date.
On January 1, 2024, the Company issued a non-qualified stock option to Jed A. Latkin, the Company's Chief Operational Officer (the “COO”), as an inducement to his employment with the Company, effective January 1, 2024 (the “COO Award”). The COO Award entitles the COO to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $60.00 per share.The COO Award provides for certain proportionate adjustments to be made in the event of any change in the outstanding shares of common stock of the Company as a result of, among other things, any distribution or special dividend to stockholders of shares, cash or other property (other than regular cash dividends) in order to maintain parity. The grant date fair value of the COO Award was approximately $1.3 million. On February 14, 2025 Jed Latkin resigned from his position as COO. The COO Award vested 25% on the date of grant and the remaining portion and the remaining portion was forfeited upon Mr. Latkin’s resignation. The COO Award expires on the seventh anniversary of the grant date.
On April 15, 2024, the Company issued an inducement award to an employee pursuant to his employment agreement to purchase up to 5,000 shares (the "April Award") of the Company’s common stock at an exercise price of $62.00 per share. The April Award will vest 25% per year for the next four years on each of the first four anniversaries of the commencement date of the employment, subject to his continued service on each vesting date. The April Award expires on the seventh anniversary of the grant date. The April Award provides for certain proportionate adjustments to be made in the event of any change in the outstanding shares of common stock of the Company as a result of, among other things, any distribution or special dividend to stockholders of shares, cash or other property (other than regular cash dividends) in order to maintain parity. The grant date fair value of the April Award was approximately $201,000.
All inducement awards have been granted outside of the Company’s equity compensation plans.

Summary of all option grants
The following table summarizes stock options activity during Fiscal 2025 and 2024 (in thousands, except per share data).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2024	295	$72.95	4.8	$693
Granted	184	60.05	7.0	—
Forfeited	(91)	74.81	—	—
Outstanding as of December 31, 2024	388	66.40	4.8	693
Granted	185	6.00	7.0	—
Forfeited	(93)	38.52	—	—
Expired	(2)	31.80	—	—
Outstanding as of December 31, 2025	478	$48.60	4.6	$—
Options vested and exercisable	296	$55.54	3.9	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.45 and $7.57 for the Company’s common stock on December 31, 2025 and 2024, respectively.
During the year ended December 31, 2025 and 2024, the Company granted options to purchase 185,000 and 184,000 shares of the Company’s common stock to various employees, directors and consultants, respectively. The options grant date fair value was valued at $480,000 and $5.5 million during the year ended December 31, 2025 and 2024, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of stock options for employees are expensed over the vesting term in accordance with the terms of the related stock option agreements and are expensed over the terms of the consulting agreement for consultants.
The following table summarizes weighted average assumptions used in determining the fair value of the stock options at the date of grant during Fiscal 2025 and 2024:

	For the years ended December 31,
	2025	2024
Exercise price	$6.00	$6.01
Expected term (years)	4.5	4.5
Expected stock price volatility	93%	80%
Risk-free rate of interest	4.0%	4.2%
Expected dividend yield (per share)	0%	0%
The expected stock price volatility is based on the Company’s historical common stock trading prices and the expected term is based on the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method.

Common Stock Warrants
The following table summarizes warrant activities during Fiscal 2025 and 2024 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2024	83	$11.16	1.9
Warrants granted	24	9.00	5.0
Warrants forfeited	(45)	128.30
Outstanding as of December 31, 2024	62	59.27	3.8
Warrants granted	695	5.17	3.0
Outstanding as of December 31, 2025	757	$9.58	4.4
Warrants vested and exercisable	757	$9.58	4.4
During the the year ended December 31, 2025, the Company granted warrants to purchase 695,000 shares of the Company’s common stock to various consultants and investors, including the Company's CEO, which was issued in conjunction with his loan agreement (see Note 6). The fair value of warrants for consultants are fully expensed on the issuance date based on the vesting term.
On November 12, 2024, upon closing of the public offering (the "Offering"), the Company issued the Representative warrants (the “Representative’s Warrants”) as compensation to purchase up to 23,978 shares of common stock. The Representative’s Warrants will be exercisable at a per share exercise price of $9.00. The Representative’s Warrants are exercisable, in whole or in part, during the four and one-half year period commencing 180 days from the commencement of sales of the shares of common stock in this offering. The Representative Warrants were valued at $117,000 fair value. There was no net impact recognized by the Company in the accompanying consolidated financial statements as the Representative Warrants were equity-based awards issued for services rendered by the underwriter for the Offering that was offset by the Company recognizing the fair value of the warrants as a direct and incremental costs associated with the offering by reducing paid-in capital for the same amount.
The following table summarizes weighted average assumptions used in determining the fair value of the warrants at the date of grant during the year ended December 31, 2025 and 2024:

	For the years ended December 31,
	2025	2024
Exercise price	$3.95	$9.00
Expected term (years)	3.9	5.0
Expected stock price volatility	76.4%	85.6%
Risk-free rate of interest	3.1%	4.3%
Expected dividend yield (per share)	0%	0%

The Company recognized $1.9 million and $3.6 million of share-based compensation expense during the year ended December 31, 2025 and 2024, respectively. The Company will recognize an aggregate of approximately $2.6 million of remaining share-based compensation expense related to outstanding stock options and warrants over a weighted average period of 2.7 years.

Note 8 – Defined Contribution Plans
The Company maintains the ProPhase Labs, Inc. 401(k) Savings and Retirement Plan, a defined contribution plan for its employees. The Company's contributions to the plan are based on the amount of the employee plan contributions and compensation. The Company's contributions to the plan for the years ended December 31, 2025 and 2024 were $0.2 million and $0.2 million, respectively.
Note 9 – Income Taxes
The components of the provision (benefit) for income taxes, in the consolidated statements of operations are as follows (in thousands):

	For the years ended
	December 31, 2025	December 31, 2024
Continuing Operations
Current
Federal	$—	$—
State	—	45
		$45
Deferred
Federal	—	5,336
State	—	1,814
	$—	$7,150
Income taxes provision (benefit) from continuing operations	$—	$7,195
The following reconciles the differences between income taxes computed at the federal statutory rate and the provision for income taxes (in thousands):

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	Percent %	Amount	Percent %
Statutory Rate - federal	$(4,911)	21.0%	$(7,382)	21.0%
Nontaxable or nondeductible items	265	(1.1)%	—	—%
State taxes, net of federal benefit	—	—%	(2,373)	6.8%
Permanent differences and other	—	—%	521	(1.5)%
Change in valuation allowance	4,646	(19.9)%	16,429	(46.7)%
Effective tax rate	$—	—%	$7,195	(20.4)%

The income taxes paid for the year ended December 31, 2025 consisted of the following (in thousands):

U.S. Federal	$327
State and Local Income Taxes
New Jersey	57
New York	1,033
New York City	227
Other States	1
Total	$1,645

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	For the years ended
	December 31, 2025	December 31, 2024
Net operating loss and capital loss carryforward	$12,200	$12,033
Right of use asset	$(573)	$(1,403)
Other	5,039	4,944
Capital lease obligations	936	1,403
Depreciation	497	783
Amortization	(195)	(997)
Tax credit	—	350
Valuation allowance	(17,904)	(17,113)
Total	$—	$—
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

As of December 31, 2025, the Company is in a net deferred tax asset position for federal and state jurisdictions. Based on a three-year cumulative income position the Company concluded that the federal and combined state deferred tax assets will not be realized and there is a need for a full valuation allowance at this time. The Company will continue to monitor the need for any valuation allowance changes on a quarterly basis.

As of December 31, 2025 there is a valuation allowance of $17.9 million compared to $17.1 million as of December 31, 2024. As of December 31, 2025, the Company has state net operating loss ("NOL") carryforwards of $1.2 million, which begin to expire in 2025 and federal NOL carryforwards of $10.9 million of which never expire. A portion of the federal NOL is attributable to 2021 Nebula acquisition, and it is Section 382 limited with an annual limitation of $0.3 million.

The Company is subject to federal, state and local income tax audits from time to time that could result in proposed assessments. Currently, the Company is under audit for its December 31, 2022 tax return with the Internal Revenue Service. There are no ongoing state or local income tax audits as of December 31, 2025.
The Company files a consolidated federal income tax return and separate company state returns as well as combined state returns where applicable.
Note 10 - Other Current Liabilities
The following table sets forth the components of other current liabilities at December 31, 2025 and 2024, respectively (in thousands):

	December 31, 2025	December 31, 2024
Accrued expenses	$1,885	$1,945
Accrued payroll and benefits	530	138
Accrued interest	212	—
Accrued returns	32	32
Total other current liabilities	$2,659	$2,115

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

In connection with the Linebacker License Agreement, the Company has incurred approximately zero and $120,000 in general and administrative expenses that are included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2025 and 2024, respectively. No clinical studies have begun under this agreement.

Equivir
In March 2023, we commenced patient enrollment in a randomized, placebo-controlled clinical trial of Equivir to evaluate its effect on upper respiratory tract infections. Vedic Lifesciences, a leading clinical research organization, is contracted to conduct the combination prophylactic and therapeutic study, which will be conducted at 8 sites. We continue to work towards completing trials and launching Equivir (dietary supplement) in the United States in the future.
In connection with the license agreement relating to Equivir, for the years ended December 31, 2025 and 2024, the Company has incurred approximately zero and $100,000 in general and administrative expenses that are included in the Consolidated Statements of Operations and Comprehensive Income (Loss)respectively.
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
In connection with the license agreement relating to BE-Smart License Agreement, for the years ended December 31, 2025 and 2024, we incurred approximately zero and $170,000, respectively, in general and administrative expenses related to the BE-Smart™ license agreement, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All such expenses were expensed as incurred. No new clinical studies under the BE-Smart™ license agreement were initiated during the the year ended December 31, 2025.
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
Litigation
The Company is involved in various legal proceedings arising in the ordinary course of business, including matters relating to commercial contracts, lease obligations, accounts receivable collections, and bankruptcy-related proceedings associated with ProPhase Diagnostics, Inc. and its subsidiaries. Certain of these matters are described in Item 3, "Legal Proceedings," which disclosure is incorporated herein by reference.

Management evaluates litigation contingencies on a quarterly basis in accordance with ASC 450, Contingencies. As of December 31, 2025, amounts have been accrued for matters where a loss is considered probable and reasonably estimable. For other matters, management either believes an unfavorable outcome is not probable or cannot reasonably estimate the possible loss or range of loss. Accordingly, no additional accruals have been recorded. The ultimate resolution of these matters could differ from current estimates and may have a material effect on future operating results, cash flows, or financial position.
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
As a result of the deconsolidation of PDX (see Note 18), the operating lease liability and right-of-use asset associated with the New Jersey operating lease was derecognized on the Company's consolidated balance sheet as of December 31, 2025.
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
As a result of NY office lease termination, the Company reduced its operating lease liabilities by approximately $5.1 million and reduced its right-of-use assets by approximately $3.9 million. The Company also wrote off non-refundable security deposit of $308,000, and fixed assets and leasehold improvements of approximately $1.4 million. The Company recognized a loss on lease termination for total $1.4 million during the year ended December 31, 2025, which as included in general and administrative expense on the consolidated statement of operations.
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
At December 31, 2025 and 2024, the Company had finance lease liabilities of approximately $3.5 million and $4.7 million, respectively, and finance lease assets within property and equipment, net of approximately $2.0 million and $4.2 million, respectively, which were included in the consolidated balance sheets.
The following summarizes quantitative information about our operating leases (amounts in thousands):

	For the Years Ended
	December 31, 2025	December 31, 2024
Operating leases:
Operating lease cost	$422	$956
Total operating lease cost	$422	$956
Finance leases:
Interest lease cost	$594	$399
Depreciation expense	1,493	1,356
Total finance lease expense	$2,087	$1,755
Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	For the Years Ended
	December 31, 2025	December 31, 2024
Operating cash flows used in operating leases	$(1)	$(716)

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term – operating leases (in years)	NA	6.5
Weighted-average remaining lease term – finance leases (in years)	2.1	2.3
Weighted-average discount rate – operating leases	NA	10.00%
Weighted-average discount rate – finance leases	7.43%	9.13%
Finance lease asset (1)	$1,977	$4,242
Finance lease asset in discontinued operations (2)	$—	$2,389
(1) At December 31, 2025 and 2024, the Company had recorded accumulated depreciation of approximately $3.1 million and $2.3 million for the finance lease asset, respectively. Finance lease assets are recorded within property and equipment, net on the Company’s Consolidated Balance Sheets.
(2) As of December 31, 2024, the Company had recorded accumulated depreciation of approximately $1.4 million for the finance lease asset in discontinued operations. Finance lease assets in discontinued operations are recorded within other assets in discontinued operations on the Company’s Consolidated Balance Sheets.
Maturities of the Company’s remaining finance lease are as follows (in thousands):

Finance Lease
Year Ended December 31, 2026	$2,774
Year Ended December 31, 2027	824
Total lease payments	3,598
Less present value discount	(135)
Total	$3,463
Note 13 – Significant Customers Concentrations
Revenue for years ended December 31, 2025 and 2024 was $4.3 million and $6.8 million, respectively. The Company had no Diagnostic Services for the year ended December 31, 2025 and 2024. For the year ended December 31, 2025 and 2024, there were no consumer products customers that accounted for 10% or more of our total revenues.
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
The following table is a summary of segment information for Fiscal 2025 and 2024 (in thousands):

	For the years ended
	December 31, 2025	December 31, 2024
Net revenues
Diagnostic services	$—	$—
Consumer products	4,345	6,770
Consolidated net revenue	4,345	6,770
Cost of revenue
Diagnostic services	351	2,329
Consumer products	2,610	4,591
Consolidated cost of revenue	2,961	6,920
Depreciation and amortization expense
Diagnostic services	614	1,604
Consumer products	1,636	4,583
Total Depreciation and amortization expense	2,250	6,187
Operating and other expenses
Diagnostic services	2,891	15,928
Consumer products	5,587	4,484
Unallocated corporate	14,043	15,581
Total operating and other expenses	22,521	35,993
Loss from operations, before income taxes
Diagnostic services	(3,856)	(19,861)
Consumer products	(5,488)	(6,888)
Unallocated corporate	(14,043)	(15,581)
Total loss from operations, before income taxes	(23,387)	(42,330)
Income tax expense	—	(7,195)
Net loss from continuing operations	$(23,387)	$(49,525)
The following table is a summary of segment information for Fiscal 2025 and Fiscal 2024 (in thousands):

	December 31, 2025	December 31, 2024
ASSETS
Diagnostic services	$—	$26,069
Consumer products	11,614	19,745
Unallocated corporate	48,257	5,804
Assets held-for-sale	—	11,582
Total assets	$59,871	$63,200
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
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands):

	For the years ended
	December 31, 2025	December 31, 2024
Loss from continuing operations after income taxes	$(23,387)	$(49,525)
Income (loss) from discontinued operations, net of tax	8,644	(3,839)
Net loss	$(14,743)	$(53,364)
Weighted average common shares outstanding:
Basic	8,489	2,000
Diluted	8,489	2,000
Net earnings ( loss) per share:
Loss from continuing operations, basic and diluted	$(2.75)	$(24.76)
Loss from discontinued operations, basic and diluted	$1.02	$(1.92)
Net loss per share, basic and diluted	$(1.74)	$(26.68)
The following table represents the number of securities excluded from the income per share computation as a result of their anti-dilutive effect (in thousands):

	For the years ended
Anti-dilutive securities	December 31, 2025	December 31, 2024
Common stock purchase warrants	757	62
Stock Options	478	388
Convertible promissory note	526	—
Anti-dilutive securities	1,761	450
Note 16 – Related Parties
The Company's Executive Vice President and Co-Chief Operations Officer of ProPhase Diagnostics, and President of Nebula Genomics, is a related party to the Company's Chairman and Chief Executive Officer. For the years ended December 31, 2025 and 2024, there were no payments made to the Executive Vice President outside compensation and benefits for the position held at the Company.
On February 18, 2025 announced that Stuart Hollenshead has been appointed to serve as Chief Operating Officer of the Company, effective on February 17, 2025 and held this position until his resignation on July 31, 2025. Currently, Mr. Hollenshead serves as CEO of 10PM Curfew. The Company received consulting services from 10PM Curfew on an ongoing basis. During the year ended December 31, 2025 and 2024, consulting services from 10pm Curfew totaled $167,000 and $165,000, respectively. Amounts payable 10PM Curfew as of December 31, 2025 and 2024 was zero and $10,000, respectively. The Company continues to utilize 10PM Curfew for consulting services.
On June 22, 2025, the Company entered into a loan agreement with Ted Karkus, the Company’s Chief Executive Officer and the Chairman of the Board of Directors, pursuant to which the Company issued a twelve-month non-convertible promissory note in the principal amount of 625,000. The Company also issued 50,000 unvested warrants in conjunction with the note agreement. See Note 6 for detail description regarding the CEO Loan and the CEO Warrants.

Note 17 – Discontinued Operations
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
As part of the transaction, JL Projects provided approximately $2 million in cash payments to the Company and extinguished approximately $10 million of the Company’s debt. Additionally, JL Projects assumed (i) the existing $3.3 million mortgage on PMI's manufacturing facility, (ii) nearly $2 million in capital leases, and (iii) approximately $3 million in current and accrued payables, and paid down $200,000 on an existing loan from affiliates of JL Projects. The transaction also resulted in the cancellation of approximately $300,000 in accrued interest related to the retired debt. Furthermore, the Company avoided approximately $3 million of upcoming capital expenditures that JL Projects will now be responsible for. The transaction also transferred over $600,000 in employee annual overhead from the Company to PMI. As a result, the Company recognized a gain on sale of PMI and PREH of approximately $8.7 million for the year ended December 31, 2025.
The Company has reported the results of the discontinued operations as a separate component of income below the income (loss) from continuing operations in each period presented.
The following table presents a reconciliation of discontinued operations for the year ended December 31, 2025 and 2024 (amount in thousands):

	For the Years Ended
	December 31, 2025	December 31, 2024
Revenues, net	$—	$6,442
Cost of revenues	—	7,364
Gross profit (loss)	—	(922)
Operating expenses:
General and administration	102	2,569
Research and development	—	—
Total operating expenses	102	2,569
Loss from operations	(102)	(3,491)
Interest expense	—	(378)
Other income	—	30
Loss from discontinued operations, net of tax	$(102)	$(3,839)

The assets and liabilities classified in discontinued operations as of December 31, 2025 and 2024 (amount in thousands):

	December 31, 2025	December 31, 2024
Restricted cash	$—	$627
Accounts receivable, net	—	605
Inventory, net	—	1,487
Prepaid expenses and other current assets	—	3,424
Total current assets in discontinued operations	—	6,143
Property, plant and equipment, net	—	4,895
Other assets	—	544
Total non-current assets in discontinued operations	—	5,439
Total assets in discontinued operations	—	11,582

Accounts payable	$—	$2,432
Secured promissory note payable	$—	$1,000
Finance lease liability	—	2,356
Other current liabilities	—	79
Total current liabilities in discontinued operations	—	5,867
Secured long-term debt, net of discount of $318	—	2,924
Total non-current liabilities in discontinued operations	—	2,924
Total liabilities in discontinued operations	—	8,791

Note 18 – Voluntary Bankruptcy Filing and Deconsolidation
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

Status of the Chapter 11 Cases and Plan Development. The Chapter 11 cases are pending in the Bankruptcy Court and are being jointly administered. On November 13, 2025, the Bankruptcy Court entered an order authorizing the Debtors to retain Crown Medical Collections, LLC as special counsel for the collection of accounts receivable arising from prior COVID-19 diagnostic testing services. The Debtors are pursuing a plan of reorganization under Chapter 11. The Debtors’ plan, as currently contemplated, is intended to be funded by multiple sources including, without limitation, recoveries from the receivables collection program, recoveries from preserved estate causes of action, third-party financing made available to the Debtors in the Chapter 11 cases on terms approved by the Bankruptcy Court, and operational cash flow generated by the Debtors from the operational reorganization of their CLIA-certified laboratory infrastructure in support of additional diagnostic and testing opportunities. Specific terms of any financing arrangements and of the Debtors’ plan will be set forth in the Debtors’ filings with the Bankruptcy Court. The development, filing, and confirmation of a plan are subject to Bankruptcy Court approval and to a number of factors that are uncertain and outside the Company’s control. The Company is no longer deemed to control the Debtors; developments in the Chapter 11 cases are reflected in the Debtors’ filings with the Bankruptcy Court rather than in the Company’s reports under the Securities Exchange Act of 1934, except to the extent such developments are themselves required to be disclosed by the Company.
Deconsolidation of Bankrupt Subsidiaries
In order to deconsolidate PDX, the carrying values of the assets and liabilities of PDX were removed from the Company’s consolidated balance sheet as of September 22, 2025, in accordance with ASC 810, Consolidation. The net impact with removing the assets and liabilities held at PDX resulted in the recognition of the investment in unconsolidated affiliates of $43.7 million, and a payable to unconsolidated affiliates of $27.7 million on the Company’s consolidated balance sheet as of September 22, 2025. Subsequent to the deconsolidation, the Company will account for the equity interest in PDX under the equity method of accounting as the Company is deemed to still have significant influence over PDX. For the period between September 22, 2025 and December 31, 2025, the Company recognized approximately $166,000 loss from investment in PDX.

All post-deconsolidation activities between the Company and PDX are reported as third-party transactions recorded within the Company's Consolidated Statement of Operations. Since the Petition Date, there were no material transactions between the Company and PDX. The intercompany payable to the Company recognized on deconsolidation, and any other amounts owed by the Debtors to the Company, are subject to administration in the Chapter 11 cases and to the priority scheme of the Bankruptcy Code, and recovery of any such amounts is uncertain.
Treatment of Intercompany Balances
The Company had total payables to PDX of approximately $27.7 million. As a result of the deconsolidation of PDX, the Company recognized $27.7 million payable to the unconsolidated affiliates on the consolidated balance sheet as of September 22, 2025.
Note 19 – Fair Value Measurements
The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Derivative liability	$—	$—	$50	$50
There were no transfers between Level 1, 2 or 3 during the year ended December 31, 2025 and 2024.
The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2025. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

	Warrant liability	Derivative liability
Balance at January 1, 2025	$—	$—
Issuance of unvested warrants in conjunction with loan agreements	230	—
Issuance of convertible debt	—	2,070
Issuance of unvested warrants as an additional consideration to the August Future Financing Agreement	120	—
Convertible notes redemptions	—	(1,583)
Change in fair value	225	(437)
Reclassification of liability classified warrants to equity	(575)	—
Balance at December 31, 2025	$—	$50
A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Black-Scholes option pricing model measuring the Company’s warrant liabilities and derivative liability that are categorized within Level 3 of the fair value hierarchy as of September 9, 2025, the date when the Company increased its total authorized shares which resulted the liability classified warrants reclassed to equity, and as of December 31, 2025, are as follows:

	Warrant liability	Derivative liability
	September 9, 2025	December 31, 2025
Exercise price	$0.57	$0.76
Expected term (years)	$1.0	0.6
Expected stock price volatility	99.2%	125.0%
Risk-free rate of interest	3.6%	3.5%
Expected dividend yield (per share)	0%	0%
Note 20 – Subsequent Events

On January 13, 2026, the Company entered into a securities purchase agreement (the “Agreement”) with an individual investor (the “Holder”) providing for the issuance of a 10% convertible promissory note (the “Note”) in the principal amount of $240,000. The Convertible Note permits the Holder to convert outstanding principal and accrued interest into shares of common stock at a conversion price that is 75% of the trailing five-day volume weighted average price ("VWAP") immediately preceding the respective conversion date. The Company received cash proceeds of $190,000, which is net of original issue discount of $40,000 and issuance cost of $10,000. The Note has a maturity date on January 13, 2027. Total payments of $264,000 will be made in four monthly installment payments, which won't be started until July 13, 2026 in accordance with the payment schedule pursuant to the note agreement. In consideration for entering into the Agreement, the Company also issued 80,000 shares of common stock to the Investor in connection with the Note.

On January 27, 2026 (the “Issue Date”), the Company entered into a securities purchase agreement (the “January Labrys SPA”) with Labrys Fund II, LP (“Labrys”), pursuant to which the Company issued a 10% promissory note (the “January Labrys Note”) with a maturity date of January 27, 2027, in the principal sum of $180,000. The Company received cash proceeds of $140,000, which is net of original issue discount of $30,000 and issuance cost of $10,000. In addition, the Company issued 75,000 shares of its common stock to Labrys as a commitment fee pursuant to the January Labrys SPA. The January Labrys Note is convertible into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the January Labrys Note) after 180 days after the Issue Date at a conversion price at 80% of the lowest traded price over the ten prior trading days immediately preceding the respective conversion date.

On March 10, 2026 (the “Issue Date”), the Company entered into another securities purchase agreement (the “March Labrys SPA”) with Labrys, pursuant to which the Company issued a 10% promissory note (the “March Labrys Note”) with a maturity date of March 10, 2027, in the principal sum of $78,000. The Company received cash proceeds of $55,000, which is net of original issue discount of $13,000 and issuance cost of $10,000. The March Labrys Note is convertible into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the March Labrys Note) after 180 days after the Issue Date at a conversion price at 80% of the lowest traded price over the ten prior trading days immediately preceding the respective conversion date.

March 2026 Future Receipts Financing Agreements

On March 16, 2026, the Company entered into an agreement of sale of future receipts (the “First March Future Receipts Financing Agreement”) with Legendary Funding Group (“Legendary”) by which Legendary purchased from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price was $77,000, which was net of a $3,000 origination fee and processing fee. The First March Future Receipts Financing Agreement requires 18 weekly payments of $6,444 for a total repayment of $116,000 over the term of the agreement.

On March 17, 2026, the Company entered into an agreement of sale of future receipts (the “Second March Future Receipts Financing Agreement”) with Immediate Capital Solutions LLC (“Immediate Advances”) by which Immediate Advances purchased from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price was $211,200, which was net of a $8,800 origination fee. The Second March Future Receipts Financing Agreement requires 28 weekly payments of $11,236 for a total repayment of $314,600 over the term of the agreement.

2026 Equity Line of Credit – Generating Alpha Ltd.

On January 19, 2026, the Company entered into an Equity Line of Credit ("Generating ELOC") with a purchaser, Generating Alpha Ltd. (“Generating”) whereby the Company has the right to sell up to an aggregate of $10.0 million of shares of the Company’s common stock.

In connection with entering into the Generating ELOC, the Company issued 549,105 shares of common stock and a prefunded common stock purchase warrant to acquire up to 240,369 shares of common stock as a commitment fee. The warrant has an exercise price of $0.00 per share and is exercisable on a cashless basis, subject to customary ownership limitations.
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
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial and accounting officer. Based on that review, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level as of December 31, 2025.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management of the Company, including our CEO and Principal Financial and Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Based on this assessment, we determined that the Company’s internal controls over financial reporting were not effective as of December 31, 2025.
Remediation Plan
We are in the process of continuing to evaluate the material weaknesses and developing a detailed plan for remediation of control deficiencies. We will not consider the material weakness remediated until the remedial controls operate for a sufficient period of time and we have concluded, through testing, that these controls are effectively designed and operating effectively. We will continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures throughout 2026. As we continue to evaluate and work to improve our internal control over financial reporting, we may execute additional measures to address potential control deficiencies or modify the remediation plan described above. We will continue to review and make necessary changes to the overall design of our internal control.
Changes in Internal Control Over Financial Reporting
Except as described above in “Management’s Report on Internal Control Over Financial Reporting”, there was no change in our internal control over financial reporting identified in connection with evaluation required by paragraph (d) of

Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of the fiscal year ended December 31, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B.    Other Information

None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference from the sections of the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) titled “Proposal 1 – Election of Board of Directors,” “Executive Officers,” “Governance Policies and Procedures – Code of Conduct,” “Corporate Governance – Committees of the Board of Directors – Audit Committee.” The 2026 Proxy Statement will be filed with the Securities and Exchange Commission ("SEC") not later than 120 days after the close of our fiscal year ended December 31, 2025 and is hereby incorporated by reference.`
Insider Trading Policy and Procedures

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
Item 11.    Executive Compensation
The information required under this item is incorporated by reference from the section of the 2026 Proxy Statement titled “Executive and Director Compensation.”
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated by reference from the sections of the 2026 Proxy Statement titled “Equity Compensation Plan Information” and “Security Ownership.”
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required under this item is incorporated by reference from the sections of the 2026 Proxy Statement titled “Corporate Governance – Certain Relationships and Related Transactions,” and “Corporate Governance – Director Independence.”
Item 14.    Principal Accountant Fees and Services
The information required under this item is incorporated by reference from the section of the 2026 Proxy Statement titled “Audit and Non-Audit Fees.”

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

10.2*	Amended and Restated 2025 Equity Compensation Plan (incorporated by reference to Appendix B of the Company’s Proxy Statement on Schedule 14A filed August 15, 2025).
10.3*	Amended and Restated 2025 Directors’ Equity Compensation Plan (incorporated by reference to Appendix B of the Company’s Proxy Statement on Schedule 14A filed August 15, 2025)).
10.4*	Form of Non-Qualified Stock Option Agreement pursuant to 2022 Equity Compensation Plan

10.5*	Form of Incentive Stock Option Agreement pursuant to 2022 Equity Compensation Plan
10.6*	Form of Option Agreement pursuant to 2022 Directors’ Equity Compensation Plan
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

Signature	Title	Date

/s/ Ted Karkus	Chairman of the Board and Chief Executive Officer	June 1, 2026
Ted Karkus	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Louis Gleckel	Director	June 1, 2026
Louis Gleckel

/s/ Carolina Abenante	Director	June 1, 2026
Carolina Abenante