Form 10-Q
period 2026-03-31
ProPhase Labs, Inc.
filed 2026-06-30
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-21617

ProPhase Labs, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2577138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

626 RXR Plaza, 6th Floor
Uniondale, New York	11556
(Address of principal executive office)	(Zip Code)

(516) 989-0763

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0005	PRPH	OTC Markets

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding shares as of June 29, 2026
Common Stock, $0.0005 par value	14,016,204

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$31	$90
Accounts receivable, net	1,543	1,536
Inventory, net	70	70
Prepaid expenses and other current assets	1,469	1,454
Total current assets	3,113	3,150

Property, plant and equipment, net	1,709	2,032
Investment in unconsolidated affiliates	43,266	43,491
Prepaid expenses, net of current portion	150	61
Intangible assets, net	6,522	7,167
Goodwill	3,968	3,968
Other assets	2	2
TOTAL ASSETS	$58,730	$59,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,169	$12,961
Accounts payable to unconsolidated affiliates	27,572	27,600
Accrued advertising and other allowances	50	50
Finance lease liabilities	3,054	2,824
Short-term loan payable, net of discount of $329 and $451, respectively	4,547	4,418
Short-term loan payable to related party, net of discount of $67 and $132, respectively	558	493
Short-term convertible notes payable, net of discount of $511 and $157, respectively	304	244
Derivative liability	490	50
Deferred revenue	1,840	1,501
Income tax payable	793	281
Other current liabilities	2,731	2,659
Total current liabilities	56,108	53,081

Non-current liabilities:
Due to sellers (see Note 3)	2,000	2,000
Deferred revenue, net of current portion	788	643
Finance lease liabilities, net of current portion	448	639
Total non-current liabilities	3,236	3,282
Total liabilities	59,344	56,363

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity (deficit)
Preferred stock authorized 1,000,000, $0.0005 par value, no shares issued and outstanding	-	-
Common stock authorized 1,000,000,000, $0.0005 par value, 14,016,024 and 8,966,406 shares outstanding, respectively	7	4
Additional paid-in capital	127,710	126,481
Accumulated deficit	(78,490)	(73,136)
Treasury stock, at cost, 869,208 and 869,208 shares, respectively (1)	(49,643)	(49,643)
Accumulated other comprehensive loss	(198)	(198)
Total stockholders’ equity (deficit)	(614)	3,508
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFECIT)	$58,730	$59,871

(1)	Net of 600,000 collateral shares. See Note 5.

See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025
Revenues, net	$478	$1,431
Cost of revenues	311	905
Gross profit	167	526

Operating expenses:
General and administration	2,772	4,092
Research and development	-	97
Total operating expenses	2,772	4,189
Loss from operations	(2,605)	(3,663)

Other income (expenses)
Loss from investment in unconsolidated affiliates	(225)	-
Change in fair value of derivative liability	(86)	-
Interest expense	(651)	(539)
Debt extinguishment loss	(278)	(431)
Loss on issuance of debt	(12)	-
Income from disposal of fixed assets	6	-
Other expense	(129)	(45)
Loss from operations before income taxes	(3,980)	(4,678)
Income tax expense	(1,374)	-
Loss from continuing operations after income taxes	(5,354)	(4,678)
Discontinued operations:
Loss from discontinued operations, net of tax	-	(102)
Gain from disposal of discontinued operations	-	8,746
Income from discontinued operations	-	8,644
Net (loss) income	$(5,354)	$3,966

Net earnings (loss) per share:
Loss from continuing operations, basic and diluted	$(0.43)	$(1.33)
Income from discontinued operations, basic and diluted	$-	$2.45
Net loss (earnings) per share, basic and diluted	$(0.43)	$1.13

Weighted average common shares outstanding:
Basic	12,317	3,523
Diluted	12,317	3,523

See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	For the Three Months Ended March 31, 2026
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2026	8,966,405	$4	$126,481	$(73,136)	$(49,643)	$(198)	$3,508
Issuance of common stock for cash, net of offering cost of $30	163,900	-	41	-	-	-	41
Issuance of common stock as commitment fee for future financing	549,105	-	-	-	-	-	-
Issuance of common shares and warrants in conjunction with debt issuance	155,000	-	32	-	-	-	32
Issuance of common stock to convert outstanding debt	4,181,614	3	766	-	-	-	769
Stock-based compensation	-	-	390	-	-	-	390
Net loss	-	-	-	(5,354)	-	-	(5,354)
Balance as of March 31, 2026	14,016,024	$7	$127,710	$(78,490)	$(49,643)	$(198)	$(614)

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

Continued

	For the Three Months Ended March 31, 2025
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Subscription Receivable	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2025	29,874,029	$23	$129,921		$(58,393)	$(64,000)	$(198)	$7,353
Unrealized gain on marketable debt securities	-	-	-	-	-	-	-	-
Issuance of common stock for cash, net of offering cost of $75	11,315,000	6	(10,605)	(480)	-	14,357	-	3,278
Issuance of common stock as commitment fee for future financing	352,176	-	-	-	-	-	-	-
Stock-based compensation (including $455 in prepaid expense)	-	-	521	-	-	-	-	521
Net income	-	-	-	-	3,966	-	-	3,966
Balance as of March 31, 2025	41,541,205	$29	$119,837	$(480)	$(54,427)	$(49,643)	$(198)	$15,118

See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net loss from continuing operations	$(5,354)	$3,966
Less: income (loss) from discontinued operations, net of tax	-	8,644
Net loss from continuing operations	(5,354)	(4,678)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	962	1,482
Amortization of debt discount	476	372
Amortization on operating lease right-of-use assets	-	121
Loss from investment in unconsolidated affiliates	225
Loss on issuance of debt	12	-
Loss (gain) from disposal of fixed assets	(6)	45
Stock-based compensation expense	390	521
Change in fair value of derivative liability	86	-
Debt extinguishment loss	278	431
Changes in operating assets and liabilities:
Accounts receivable	(7)	(146)
Inventory	-	(2)
Prepaid expenses and other current assets	(104)	(636)
Accounts payable and accrued expenses	1,180	(391)
Accrued diagnostic services	-	12
Deferred revenue	484	(143)
Lease liabilities	39	9
Income tax payable	512	(523)
Other liabilities	79	(452)
Net cash used in operating activities - continuing operations	(748)	(3,978)
Net cash provided by operating activities - discontinued operations	-	597
Net cash used in operating activities	(748)	(3,381)

Cash flows from investing activities
Proceeds from sale of fixed assets	12	53
Capital expenditures	-	-
Net cash provided by investing activities - continuing operations	12	53
Net cash provided by investing activities - discontinued operations	-	800
Net cash provided by investing activities	12	853

Cash flows from financing activities
Proceeds from issuance of common shares, net	41	3,278
Proceeds from issuance of note payable, net	288	204
Proceeds from issuance of convertible notes payable	392	-
Repayment of note payable	(44)	(1,509)
Net cash provided by financing activities - continuing operations	677	1,973
Net cash used in financing activities - discontinued operations	-	(35)
Net cash provided by financing activities	677	1,938

Decrease in cash and cash equivalents	(59)	(590)
Cash and cash equivalents at the beginning of the period	90	678
Cash and cash equivalents at the end of the period	$31	$88

Supplemental disclosures:
Cash paid for income taxes	$-	$256
Interest payments	$30	$376

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock as commitment fee for future financing	$-	$158
Issuance of common stock to convert outstanding debt	$769	$-

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

The Company’s wholly owned subsidiary, ProPhase BioPharma, Inc. (“PBIO”), was formed in June 2022, for the licensing, development and commercialization of novel drugs, dietary supplements and compounds. Licensed compounds currently include Equivir (a OTC, dietary supplement candidate) and Equivir G (prescription drug (“Rx”) candidate), two broad-based anti-virals, and Linebacker LB-1 and LB-2, two small molecule proviral integration site for moloney murine leukemia virus (“PIM”) kinase inhibitors. The Company also owns the exclusive rights to the BE-Smart™ Esophageal Pre-Cancer Diagnostic Screening test and related intellectual property (“IP”) assets.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2026, the Company had minimal cash resources and a significant working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s plans do not alleviate this substantial doubt.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America (“GAAP”) for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive loss and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

Upon deconsolidation, the Company derecognizes the assets and liabilities of the of the subsidiary from the consolidated balance sheet at their carrying amounts at the date when control is lost. Any retained noncontrolling equity investment in the former subsidiary is remeasured to its fair value at the date control is lost. This fair value becomes the initial carrying amount of the retained investment. See Note 14 for discussion regarding the voluntary bankruptcy filing by the Company’s fully owned subsidiaries.

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

Certain prior period balances related to the Company’s reportable segments and discontinued operations have been reclassified to conform to the current presentation in the consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the accompanying notes appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In the opinion of management, all adjustments necessary for a fair presentation of the notes to the condensed consolidated financial statements are presented on a continuing operations basis unless otherwise noted.

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

See Note 15, “Fair Value Measurements” for more information

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

Recently Adopted Accounting Standards

In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This standard clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion and the application of the induced conversion guidance to a conversion debt instrument. It also clarifies that the incorporation, elimination, or modification of a daily volume-weighted average price (“VWAP”) formula does not automatically cause a settlement to be accounted for as an extinguishment. This standard will become effective on a prospective or retrospective basis for interim reporting periods and annual periods beginning after December 15, 2025. Early adoption is permitted. The Company adopted this guidance effective January 1, 2026 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

In September 2025, the FASB issued ASU 2025-07. This update clarifies the application of derivative accounting to certain contracts and refines the guidance for share-based noncash consideration received from customers. Specifically, ASU 2025-07 introduces a scope exception for contracts that are not exchange-traded and whose underlying is tied to operations or activities specific to one party. It also clarifies that share-based noncash consideration from a customer should initially be accounted for under Topic 606 until the right to receive or retain such consideration becomes unconditional, at which point financial instruments guidance may apply. The effective date for the standard is for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-07 should be applied either prospectively or by utilizing a modified retrospective approach. The Company is currently assessing the impact on the Company’s condensed consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies interim disclosure requirements and centralizes such requirements within Topic 270. Among other changes, ASU 2025-11 introduces a disclosure principle requiring entities to provide information about significant events or changes since the end of the last annual reporting period that have a material impact, clarifies when duplicative annual disclosures may be omitted from interim reports, and aligns interim reporting requirements with applicable SEC guidance for registrants. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2025-11 should be applied prospectively. The Company is currently assessing the impact on the Company’s condensed consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This update addresses shareholder suggestions on the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The amendments make codification updates to a broad range of topics arising from technical corrections, unintended application of the codification, clarifications and other minor improvements. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual periods. Early adoption is permitted and may be elected on an issue-by-issue basis. The amendments in ASU 2025-12 are to be applied prospectively. The Company is currently assessing the impact on the Company’s condensed consolidated financial statements and disclosures.

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

As consideration for the Stella Purchased Assets, at closing, the Company (i) paid to the Stella Sellers $3.5 million in cash, minus (a) the secured note Amount of $0.5 million, (b) the Liability Payoff Amount of $1.6 million and (c) the Promissory Note Payoff Amount of $0.4 million, and (ii) issued to Stella DX 10,000 shares of common stock, par value $0.0005 per share, of the Company at a value of $100.00 per share. Total consideration paid was $4.6 million. The Secured Note Amount of $0.5 million and the Promissory Note Payoff of $0.4 million were paid in 2022. The balance of the consideration was paid at closing on January 3, 2023.

In addition to the consideration paid at closing, the Company will issue shares of common stock valued at $2.0 million (the “Milestone Stock”) to the Stella Sellers upon a Commercialization Event (as defined in the Stella Purchase Agreement). The Milestone stock was recorded at closing as a non-current liability at its fair value of $2.0 million. Also, the Company is required to pay to the Stella Sellers for each of the seven calendar years during the seven year period commencing on the first day of the calendar year following the date of the Commercialization Event, a non-refundable, non-creditable royalty of 5% of the Adjusted Gross Margin for such Annual Period. As of March 31, 2026, the Commercialization Event had not occurred.

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

Note 4 - Intangible Assets, Net

Intangible assets as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025	Estimated Useful Life (in years)
Trade names	$5,550	$5,550	15
Proprietary intellectual property	11,064	11,064	5
Customer relationships	1,180	1,180	1
CLIA license	-	-	3
	17,794	17,794
Less: accumulated amortization	(11,272)	(10,627)
Total intangible assets, net	$6,522	$7,167

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Amortization expense for acquired intangible assets was $0.6 million and $0.6 million during the three months ended March 31, 2026 and 2025, respectively. The estimated future amortization expense of acquired intangible assets as of March 31, 2026 is as follows (in thousands):

Remaining periods in 2026	$1,605
Year ended December 31, 2027	1,731
Year ended December 31, 2028	370
Year ended December 31, 2029	370
Year ended December 31, 2030	370
Thereafter	2,076
$6,522

Note 5 - Outstanding Debt

2026 Convertible Notes

On January 13, 2026, the Company entered into a securities purchase agreement (the “Agreement”) with an individual investor (the “Holder”) providing for the issuance of a 10% convertible promissory note (the “Note”) in the principal amount of $240,000. The Convertible Note permits the Holder to convert outstanding principal and accrued interest into shares of common stock at a conversion price that is 75% of the trailing five-day volume weighted average price (“VWAP”) immediately preceding the respective conversion date. The Company received cash proceeds of $190,000, which is net of original issue discount of $40,000 and issuance cost of $10,000. The Note has a maturity date on January 13, 2027. Total payments of $264,000 will be made in four monthly installment payments, which won’t be started until July 13, 2026 in accordance with the payment schedule pursuant to the note agreement. In consideration for entering into the Agreement, the Company also issued 80,000 shares of common stock to the Investor in connection with the Note.

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

The conversion option of the 2026 Convertible Notes contains variable conversion price, which fails the equity classification guidance in ASC 815 and is thus precluded from being classified in equity. Therefore, the embedded derivatives are required to be bifurcated from the 2026 Convertible Notes and accounted for at fair value at each reporting date. A fair value of $308,000 was determined for the embedded derivative liabilities on the issuance date. The embedded derivative liabilities will be re-measured to fair value each reporting period until settlement (see Note 15).

March 2026 Future Receipts Financing Agreements

On March 17, 2026, the Company entered into an agreement of sale of future receipts (“First 2026 Future Receipts Financing Agreement”) with Legendary Funding Group, LLC (“Legendary”) by which Legendary purchased from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price was $80,000, which was paid to the Company on March 18, 2026, net of a $3,450 origination fee. The Company also incurred a $36,000 brokerage fee. The First 2026 Future Receipts Financing Agreement requires eighteen weekly payments of $6,444 for a total repayment of $116,000 over the term of the agreement. As of March 31, 2026, the outstanding balance under the First 2026 Future Financing Agreement was approximately $70,000, net of $33,000 unamortized debt discount.

On March 17, 2026, the Company entered into an agreement of sale of future receipts (“Second 2026 Future Receipts Financing Agreement”) with Immediate Capital Solutions LLC (“Immediate Advances”) by which Immediate Advances purchased from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price was $220,000, which was paid to the Company on March 18, 2026, net of a $8,800 origination fee. The Company also incurred a $69,000 brokerage fee. The Second 2026 Future Receipts Financing Agreement requires twenty-five weekly payments of approximately $11,000 for a total repayment of $289,000 over the term of the agreement. As of March 31, 2026, the outstanding balance under the Second 2026 Future Financing Agreement was approximately $209,000, net of $68,000 unamortized debt discount.

2025 Loan Agreements with Warrants

On June 22, 2025, the Company entered into two identical loan agreements with Ted Karkus, the Company’s Chief Executive Officer and the Chairman of the Board of Directors (the “CEO Loan”), and an unaffiliated investor (the “Unaffiliated Investor Loan”), pursuant to which the Company issued two 12 twelve-month non- convertible promissory notes in the principal amount of $625,000 each. Both loans included an original issuance discount of $125,000 and bear an annual interest rate of 10%.

The Company received net cash proceeds of $500,000 from the CEO Loan. In connection with the issuance of the CEO Loan, the Company also issued 50,000 warrants (the “CEO Warrants”), which vested upon the approval by the Company’s stockholders of an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock (the “Certificate of Amendment”) at the special meeting of stockholders held on September 9, 2025. The CEO Warrants have an exercise price of $6.00 for a term of 5.0 years. The grant date fair value of the CEO Warrants were valued at $115,000 using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 98.4%, risk free interest rate of 4.0% and expected warrant life of 5.0 years. The fair value of the CEO Warrants was recorded as an additional debt discount to the note payable.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Unaffiliated Investor Loan was issued as an exchange to a term note issued in 2024. No additional cash proceeds were provided. The Company accounted for the issuance of the Unaffiliated Investor Loan as an extinguishment of the original debt of $500,000 and the recognition of new debt which is initially measured at its fair value of $433,000. In connection with the issuance of the Unaffiliated Investor Loan, the Company also issued 50,000 unvested warrants (the “Unaffiliated Investor Warrants”) to the Unaffiliated Investor. The Unaffiliated Investor Warrants contain the same terms as the CEO Warrants. Accordingly, the Unaffiliated Investor Warrants have a fair value of $115,000 on the issuance date.

2025 Short-term Loans

On August 1, 2025, the Company entered into a note agreement with an individual investor (the “Holder”) for cash proceeds of $100,000 (the “First August 2025 Note”), which is net of an original issue discount of $15,000. The First August 2025 Note is due on May 30, 2026. Total payments of $126,750 will be made in four monthly installment payments effective on January 30, 2026 in accordance with the payment schedule pursuant to the note agreement. During the three months ended March 31, 2026, the Company recognized $3,000 interest expense from the amortization of debt discount using the effective interest rate method on the condensed consolidated statement of operations. On January 23, 2026, the Company and the Holder entered into an amendment (the “Amended First August 2025 Note”), pursuant to which at the Holder’s option, the First August 2025 Note is convertible into the Company’s common stock at a conversion price at 65% of the lowest traded price over the ten prior trading days immediately preceding the respective conversion date. The amendment was accounted as a debt extinguishment. The optional redemption includes an exercise contingency, which fails the equity classification guidance in ASC 815 and is thus precluded from being classified in equity. Therefore, the embedded derivatives are required to be bifurcated from the Amended First August 2025 Note and accounted for at fair value at each reporting date. A fair value of $129,000 was determined for the embedded derivative liabilities. The embedded derivative liabilities will be re-measured to fair value each reporting period until settlement (see Note 15). The Company recognized approximately $126,000 debt extinguishment loss as of the amendment date. During the three months ended March 31, 2026, the Holder converted $62,000 of the Amended First August 2025 Note into 813,362 shares of the Company’s common stock. The aggregate fair value of the common stock issued on the conversion date was approximately $113,000. The Company also extinguished approximately $51,000 embedded derivative liability upon the conversion.

On August 14, 2025, the Company entered into a note agreement with an individual investor for cash proceeds of $150,000 (the “Second August 2025 Note”). The Second August 2025 Note is due on August 14, 2026 and requires the Company to make interest only quarterly payments in the amount of $9,452 with a $159,452 balloon payment at the end of the term.

On August 1, 2025 and September 11, 2025, the Company entered into two note agreements (collectively the “Third August 2025 Notes”) with same individual investor (the “Lender”) for an aggregate cash proceeds of $400,000, which is net of original issue discount and issuance cost of $76,000. The Third August 2025 Notes has a 10 months term. Total payments of $528,000 will be made in four monthly installment payments, which won’t be started until 6 months from the issuance date in accordance with the payment schedule pursuant to the note agreements. During the three months ended March 31, 2026, the Company recognized $18,000 interest expense from the amortization of debt discount using the effective interest rate method on the condensed consolidated statement of operations. On January 23, 2026, the Company and the Lender entered into an amendment to amend the note that was issued on August 1, 2025 (the “Amended Note”) with principal amount of $238,000, pursuant to which at the Lender’s option, the Amended Note is convertible into the Company’s common stock at a conversion price at 65% of the lowest traded price over the ten prior trading days immediately preceding the respective conversion date. The amendment was accounted as a debt extinguishment. The optional redemption includes an exercise contingency, which fails the equity classification guidance in ASC 815 and is thus precluded from being classified in equity. Therefore, the embedded derivatives are required to be bifurcated from the Amended August Note and accounted for at fair value at each reporting date. A fair value of $289,000 was determined for the embedded derivative liabilities. The embedded derivative liabilities will be re-measured to fair value each reporting period until settlement (see Note 15). The Company recognized approximately $287,000 debt extinguishment loss as of the amendment date. During the three months ended March 31, 2026, the Lender converted $85,000 of the Amended August Note into 1,010,875 shares of the Company’s common stock. The aggregate fair value of the common stock issued on the conversion date was approximately $144,000. The Company also extinguished approximately $59,000 embedded derivative liability upon the conversion.

On November 6, 2025, the Company entered into a note agreement ( the “November 2025 Note”) with an individual investor for an aggregate cash proceeds of $135,000, which is net of original issue discount and issuance cost of $28,000. The November 2025 Notes has a 10 months term. Total payments of $181,000 will be made in four monthly installment payments, which won’t be started until 6 months from the issuance date in accordance with the payment schedule pursuant to the note agreements. During the three months ended March 31, 2026, the Company recognized $12,000 interest expense from the amortization of debt discount using the effective interest rate method on the condensed consolidated statement of operations.

On December 22, 2025, the Company entered into a note agreement ( the “First December 2025 Note”) with an individual investor for an aggregate cash proceeds of $50,000, which is net of original issue discount and issuance cost of $8,000. The First December 2025 Notes has a 10 months term. Total payments of $64,000 will be made in four monthly installment payments, which won’t be started until 6 months from the issuance date in accordance with the payment schedule pursuant to the note agreements. During the three months ended March 31, 2026, the Company recognized $3,000 interest expense from the amortization of debt discount using the effective interest rate method on the condensed consolidated statement of operations.

On December 26, 2025, the Company entered into a note agreement ( the “Second December 2025 Note”) with an individual investor for an aggregate cash proceeds of $75,000, which is net of original issue discount and issuance cost of $19,000. The Second December 2025 Notes has a 10 months term. Total payments of $105,000 will be made in four monthly installment payments, which won’t be started until 6 months from the issuance date in accordance with the payment schedule pursuant to the note agreements. During the three months ended March 31, 2026, the Company recognized $7,000 interest expense from the amortization of debt discount using the effective interest rate method on the condensed consolidated statement of operations.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The August Future Receipts Financing Agreements require twelve monthly payments of $120,083 for a total repayment of $1.4 million over the term of the agreement. No payment has been made as of March 31, 2026.

In connection with the issuance of the August Future Receipts Financing Agreements, the Company also issued 50,000 warrants (the “August Warrants”) as an additional issuance cost. The Warrants have an exercise price of $5.00 per share for a term of 5.0 years. The grant date fair value of the August Warrants were valued at $120,000 using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 98.3%, risk free interest rate of 3.8% and expected warrant life of 5.0 years. The fair value of the August Warrants was recorded as an additional debt discount to the notes payable.

During the three months ended March 31, 2026, the Company recognized an aggregate of $73,000 interest expense from the amortization of debt discount using the effective interest rate method. As of March 31, 2026, the outstanding balance under the August Future Financing Agreement was $1.2 million, net of debt discount of $104,000.

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

During the three months ended March 31, 2026, the Company recognized an aggregate of $35,000 interest expense from the amortization of debt discount using the effective interest rate method. As of March 31, 2026, the outstanding balance under the September Future Financing Agreement was $158,000.

July 2025 Private Placement

On July 22, 2025, the Company entered into two security purchase agreements with two investors (the “Investors”) for the sale and issuance of two senior secured convertible notes (the “July 2025 Notes”) for an aggregate principal amount of $3.8 million, with cash investment amount of $3.0 million after 20% original issue discount of $750,000. The Company received net cash proceeds of $2.8 million after repayment of certain obligations from the flow of funds.

The July 2025 Notes mature on July 22, 2026, bear interest at 10% per annum on the original principal face amount and provide for other customary terms and covenants. The July 2025 Notes are not convertible for 4 months after execution and may be prepaid at any time without penalty. After the July 2025 Notes conversion waiting period of 4 months, the July 2025 Notes permit holders to convert outstanding principal and accrued interest into shares of common stock at a conversion price that is the lower of 80% of the trailing ten-day volume weighted average price (“VWAP”) or a fixed maximum price, but with a floor price and certain caps on conversion pursuant to and limited by the terms of the notes, to prevent excessive dilution. The optional redemption includes an exercise contingency, which fails the equity classification guidance in ASC 815 and is thus precluded from being classified in equity. Therefore, the embedded derivatives are required to be bifurcated from the July 2025 Notes and accounted for at fair value at each reporting date. A fair value of $2.1 million was determined for the embedded derivative liabilities. The embedded derivative liabilities will be re-measured to fair value each reporting period until settlement (see Note 15).

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company also issued common stock purchase warrants to acquire up to 525,000 shares of common stock (the “July Warrants”). The July Warrants are exercisable at an exercise price of $5.00 per share (subject to adjustment) and expire 5 years from their date of issuance. The Company assessed the classification of the Warrants and determined that the Warrants are equity classified. The relative fair value of the July Warrants on the issuance date was $1.3 million, which was recorded as an additional debt discount to the July 2025 Notes. The relative fair value was derived using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 97.9%, risk free interest rate of 3.9% and expected warrant life of 5.0 years.

During the three months ended March 31, 2026, the Investors converted approximately $386,000 of the July 2025 Notes, including $7,000 accrued interest into 2,357,376 shares of the Company’s common stock. The aggregate fair value of the common stock issued on the conversion date was approximately $511,000, which resulted a debt extinguishment loss of approximately $126,000. The Company also extinguished approximately $126,000 embedded derivative liability upon the conversion, which was recognized as debt extinguishment gain on the condensed consolidated statement of operations.

During the three months ended March 31, 2026, the Company recognized an aggregate of $141,000 interest expense from the amortization of debt discount using the effective interest rate method. As of March 31, 2026, the remaining outstanding balance for the July 2025 Notes were approximately $7,000 net of debt discount of $15,000.

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

On September 16, 2024 (“Agreement Date”), the Company, as seller, received $1.9 million as a purchase price (the “Purchase Price”) for the sale of the Company’s rights, title and interest per a Risk Participation of ERC Claim Agreement, dated September 13, 2024 (“Agreement”) by and between the Company and 1861 Acquisition LLC (the “Buyer”). The Company also incurred an issuance cost of $154,000.

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

The Company elected to account for the ERC by analogy to IAS 20 when there was reasonable assurance of receipt, which was determined to be when the approval was received by the IRS. During the year ended December 31, 2025, the Company received approval for all refunds from the IRS in the amount of $2.2 million, of which $1.9 million was passed through to the Buyer and settled a portion of the ERC note and is included in other income on the condensed consolidated statements of operations, and the remaining of $272,000 was offset the Company’s outstanding tax liability by the IRS. The offset against the IRS liabilities triggered the Seller’s put back right, and therefore the Company is required to repurchase back this portion at 85% at $231,000. As of March 31, 2026, the remaining outstanding balance under the Agreement was approximately $231,000.

Collateralized Loan Agreement

On November 21, 2024 the Company entered into a financing agreement (the “2024 Collateralized Loan Agreement”) with CJEF Capital Partners PTE Ltd. (“CJEF”), to provide the Company with loan funding to be secured by 600,000 shares of common stock (the “2024 Collateralized Loan”). Funding is to be provided in tranches and shall mature 2 years from date of funding. Collateral retained by CJEF will be pledged and utilized to secure each funding and to be retained until all principal and interest have been paid. Interest will accrue on the outstanding principal amount of the 2024 Collateralized Loan at 6% per annum (payable semi-annually in advance) and an arranger fee of 5% will be retained by CJEF from Loan proceeds. As of March 31, 2026, the Company has been provided funding of $500,000 against the 2024 Collateralized Loan agreement, with the entire balance remaining outstanding.

On October 14, 2025, the Company entered into a Share Financing Agreement (the “2025 Collateralized Loan Agreement”) with Oceanview Consultant Partners Ltd. (“Oceanview”), to provide the Company with loan financing funding to be secured by Company’s common shares (the “2025 Collateralized Loan”). Funding is to be provided in tranches and shall mature 1 year from date of funding. the Company has been provided funding of $900,000 against the 2025 Collateralized Loan, with the entire balance remaining outstanding. As of March 31, 2026, approximately 1,360,000 common shares have been issued to secured the 2025 Collateralized Loan. Collateral retained by Oceanview will be pledged and utilized to secure each funding and is to be retained until all principal and interest have been paid. Interest will accrue on the outstanding principal amount of the Collateralized Loan at 6% per annum, with interest only payable monthly and an arranger fee of 6% will be retained by Oceanview from Loan proceeds.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 - Stockholders’ Equity

Preferred Stock

The preferred stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of March 31, 2026 and December 31, 2025, no shares of preferred stock had been issued.

Common Stock Dividends

No dividends were declared during the three ended March 31, 2026 and 2025.

Common Stock

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

During the three months ended March 31, 2026, the Company issued 163,900 shares of common stock pursuant to the 2025 Sales Agreement. The Company received cash proceeds of $40,000, which was net of issuance cost of $30,000.

2026 Equity Line of Credit – Generating Alpha

On January 16, 2026, the Company entered into a Stock Purchase Agreement (“the Agreement”) with Generating Alpha Ltd. (“the Investor”), pursuant to which the Investor committed to provide the Company with up to ten million dollars ($10,000,000) of equity capital over time, at the Company’s election and subject to the terms and conditions set forth in the Agreement.

The Agreement establishes an equity line facility that provides the Company with the right, but not the obligation, to sell shares of common stock to the Investor from time to time. The Company retains full discretion over its access to the facility and there is no requirement that the Company access the facility at any time.

In connection with entering into the Agreement, the Company issued 549,105 shares of common stock and a prefunded common stock purchase warrant to acquire up to 240,369 shares of common stock as a commitment fee. The warrant has an exercise price of $0.00 per share and is exercisable on a cashless basis, subject to customary ownership limitations.

During the three months ended March 31, 2026, the Company did not issue any shares of common stock pursuant to the Agreement.

The 2025 Directors’ Equity Compensation Plan

On September 9, 2025, the stockholders of the Company approved the 2025 Directors’ Equity Compensation Plan (the “2025 Directors’ Plan”) at the 2025 Special Meeting. The 2025 Directors’ Plan amended and restated the Company’s Amended and Restated 2022 Directors’ Equity Compensation Plan and provided for an increase in the number of shares reserved for issuance under the plan by 50,000 shares.

During the three months ended March 31, 2026, no stock options were issued under the 2025 Directors’ Plan.

As of March 31, 2026, the number of shares authorized for issuance under the 2025 Directors Plan was 60,000, which included the number of shares available under the 2022 Directors Plan immediately prior the stockholder approval of the 2025 Directors’ Plan as described below.

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

During the three months ended March 31, 2026, no stock options were issued under the 2025 Directors’ Plan.

There were 10,000 shares of common stock available to be issued under the 2022 Directors’ Plan immediately prior the stockholder approval of the 2025 Directors’ Plan.

The 2025 Equity Compensation Plan

On September 9, 2025, the stockholders of the Company approved the 2025 Equity Compensation Plan (the “2025 Plan”) at the 2025 Special Meeting. The 2025 Plan amended and restated the Company’s Amended and Restated 2022 Equity Compensation Plan and provided for an increase in the number of shares reserved for issuance under the plan by 300,000 shares.

During the three months ended March 31, 2026, no stock options issued under the 2025 Plan.

As of March 31, 2026, the number of shares authorized for issuance under the 2025 Plan was 233,203, which included the number of shares available under the 2022 Plan immediately prior the stockholder approval of the 2025 Plan as described below.

The 2022 Equity Compensation Plan

On May 9, 2022, the stockholders of the Company approved the 2022 Equity Compensation Plan (the “2022 Plan”) at the 2022 Annual Meeting. The 2022 Plan amended and restated the Company’s Amended and Restated 2010 Equity Compensation Plan and provided for an increase in the number of shares reserved for issuance under the plan by 1,00,000 shares and for the adjustment of the per share exercise price of stock options granted under the 2022 Plan in the event of any change in the outstanding shares of common stock of the Company as a result of, among other things, any distribution or special dividend to stockholders of shares, cash or other property (other than regular cash dividends).

During the three months ended March 31, 2026, no stock options issued under the 2025 Plan.

There were 3,375 shares of common stock available to be issued under the 2022 Plan immediately prior the stockholder approval of the 2025 Plan.

Summary of all option grants

The following table summarizes stock option activity during the three months ended March 31, 2026, (in thousands, except per share data).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2026	478	$48.60	4.6	$-
Granted	-	-
Forfeited/exprired	-	-
Outstanding as of March 31, 2026	478	$48.60	4.3	$-
Options vested and exercisable	340	$53.72	3.9	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.09 for the Company’s common stock on March 31, 2026.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock Warrants

The following table summarizes warrant activity during the three months ended March 31, 2026 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2026	757	$9.58	4.4
Granted	240	-	5.3
Outstanding as of March 31, 2026	997	7.27	4.4
Warrants vested and exercisable	997	$7.27	4.4

During the three months ended March 31, 2026, the Company granted warrants to purchase 240,369 shares of the Company’s common stock in connection with entering into the 2026 Equity Line of Credit agreement as a commitment fee. The warrant has an exercise price of $0.00 per share and is exercisable on a cashless basis, subject to customary ownership limitations. The fair value of the warrants was $0.16 per share which was equal to the stock price on the issuance date.

The Company recognized approximately $438,000 and $372,000 of share-based compensation expense during the three months ended March 31, 2026 and 2025, respectively. The Company will recognize an aggregate of approximately $2.1 million of remaining share-based compensation expense related to outstanding stock options over a weighted average period of 2.5 years.

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

In connection with the Linebacker License Agreement, the Company did not incur any expenses for the three months ended March 31, 2026 and 2025, respectively. No clinical studies have begun under this agreement.

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

In connection with the license agreement relating to Equivir, for the three months ended March 31, 2026 and 2025, the Company did not incur any expenses for the three months ended March 31, 2026 and 2025, respectively.

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

For the three months ended March 31, 2026 and 2025, we did not incur any expenses related to the BE-Smart™ license agreement.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Litigation

The Company is involved in various legal proceedings arising in the ordinary course of business, including matters relating to commercial contracts, lease obligations, accounts receivable collections, and bankruptcy-related proceedings associated with ProPhase Diagnostics, Inc. and its subsidiaries. Certain of these matters are described in Part II, Item 1, “Legal Proceedings,” of this Quarterly Report, which disclosure is incorporated herein by reference.

Management evaluates litigation contingencies on a quarterly basis in accordance with ASC 450, Contingencies. As of March 31, 2026, amounts have been accrued for matters where a loss is considered probable and reasonably estimable. For other matters, management either believes an unfavorable outcome is not probable or cannot reasonably estimate the possible loss or range of loss. Accordingly, no additional accruals have been recorded. The ultimate resolution of these matters could differ from current estimates and may have a material effect on future operating results, cash flows, or financial position.

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

As a result of the deconsolidation of PDX (see Note 14), the operating lease liability and right-of-use asset associated with the New Jersey operating lease was derecognized on the Company’s condensed consolidated balance sheet as of March 31, 2026.

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

New York First Floor Lease

On June 10, 2022, the Company entered into a second Lease Agreement (the “NY First Floor Lease”) with Landlord, pursuant to which the Company leases approximately 4,516 sq. feet located on the first floor (the “NY First Floor Leased Premises”) of the Building. As described above, the Company currently leases space on the second floor of the Building. The First Floor Lease was terminated in 2025.

Finance Leases

On April 19, 2023, the Company entered into a master lease agreement for laboratory equipment (the “First Equipment Lease”) with a vendor. The First Equipment Lease has a 5-year term and is recognized as a finance lease under ASC 842. The present value of the minimum future obligations of $1.5 million at inception was calculated based on an interest rate of 8.0%, which was recognized in finance lease liabilities in the condensed consolidated balance sheet.

On July 21, 2023, the Company entered into a master lease agreement for a laboratory equipment (the “Second Equipment Lease”) with a vendor. The Second Equipment Lease has a 4-year term and is recognized as a finance lease under ASC 842. The present value of the minimum future obligations of $5.1 million at inception was calculated based on an interest rate of 7.4%, which was recognized in finance lease liabilities in the condensed consolidated balance sheet.

At March 31, 2026 and December 31, 2025, the Company had finance lease liabilities of approximately $3.5 million and $2.8 million, respectively, and finance lease assets within property and equipment, net of approximately $1.7 million and $2.0 million, respectively, which were included in the condensed consolidated balance sheets.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following summarizes quantitative information about our operating leases (amounts in thousands):

	For the three months ended
	March 31, 2026	March 31, 2025
Operating leases:
Operating lease expense	$-	$239
Total operating lease expense	$-	$239
Finance leases:
Interest lease cost	$38	$83
Depreciation expense	317	392
Total finance lease expense	$355	$475

Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	For the three months ended
	March 31, 2026	March 31, 2025
Operating cash flows used in operating leases	$(1)	$(1)

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term – operating leases (in years)	-	-
Weighted-average remaining lease term – finance leases (in years)	1.8	2.1
Weighted-average discount rate – operating leases	N/A	N/A
Weighted-average discount rate – finance leases	7.43%	7.43%
Finance lease asset (1)	$1,660	$1,977

(1)	As of March 31, 2026 and December 31, 2025, the Company had recorded accumulated depreciation of approximately $3.4 million and $3.1 million for the finance lease asset, respectively. Finance lease assets are recorded within property and equipment, net on the Company’s Condensed Consolidated Balance Sheets.

Maturities of the Company’s remaining finance lease are as follows (in thousands):

Finance Lease
Remaining periods in 2026	$2,774
Year Ended December 31, 2027	824
Total lease payments	3,598
Less present value discount	(96)
Total	$3,502

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table is a summary of segment information for three months ended March 31, 2026 and 2025 (amounts in thousands):

	For the three months ended
	March 31, 2026	March 31, 2025
Net revenues
Diagnostic services	$-	$-
Consumer products	478	1,431
Consolidated net revenue	478	1,431
Cost of revenue
Diagnostic services	-	232
Consumer products	311	673
Consolidated cost of revenue	311	905
Depreciation and amortization expense
Diagnostic services	-	334
Consumer products	623	807
Total Depreciation and amortization expense	623	1,141
Operating and other expenses
Diagnostic services	-	168
Consumer products	562	1,061
Unallocated corporate	2,962	2,834
Total operating and other expenses	3,524	4,063
Income (loss) from operations, before income taxes
Diagnostic services	-	(734)
Consumer products	(1,018)	(1,110)
Unallocated corporate	(2,962)	(2,834)
Total loss from operations, before income taxes	(3,980)	(4,678)
Income tax expense	(1,374)	-
Total loss from operations, after income taxes	(5,354)	(4,678)
Net loss from continuing operations	$(5,354)	$(4,678)

The following table is a summary of segment information as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	March 31, 2026	December 31, 2025
ASSETS
Consumer products	$10,973	$11,614
Unallocated corporate	47,757	48,257
Total assets	$58,730	$59,871

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands):

	For the three months ended
	March 31, 2026	March 31, 2025
Loss from continuing operations after income taxes	$(5,354)	$(4,678)
Income from discontinued operations, net of tax	-	8,644
Net (loss) income	$(5,354)	$3,966
Weighted average common shares outstanding:
Basic	12,317	3,523
Diluted	12,317	3,523
Net earnings (loss) per share:
Loss from continuing operations, basic and diluted	$(0.43)	$(1.33)
Income from discontinued operations, basic and diluted	$-	$2.45
Net loss (earnings) per share, basic and diluted	$(0.43)	$1.13

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table represents the number of securities excluded from the income per share computation as a result of their anti-dilutive effect (in thousands):

	For the three months ended
Anti-dilutive securities	March 31, 2026	March 31, 2025
Common stock purchase warrants	997	74
Stock options	478	472
Convertible notes	10,981	-
Anti-dilutive securities	12,456	546

Note 12 - Related Parties

The Company’s President of Nebula Genomics, Inc., is a related party to the Company’s Chairman and Chief Executive Officer. For the three months ended March 31, 2026 and 2025, there were no payments made to the Executive Vice President outside compensation and benefits for the position held at the Company.

On February 18, 2025, the company announced that Stuart Hollenshead was appointed to serve as Chief Operating Officer of the Company, effective on February 17, 2025. Mr. Hollenshead resigned his COO position effective July 31, 2025 and resumed his prior role with the Company in the role as a marketing consultant. Mr. Hollenshead serves as CEO of 10PM Curfew. The Company received consulting services from 10PM Curfew on an ongoing basis. For the three months ended March 31, 2026 and 2024, the Company did not incurred any consulting services from 10pm Curfew. For the nine months ended September 30, 2025 and 2024, consulting services from 10PM Curfew totaled approximately $167,000 and one hundred sixty-five thousand, respectively. Amounts payable 10PM Curfew as of March 31, 2026 was zero. The Company continues to utilize 10PM Curfew for consulting services.

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

Note 13 - Discontinued Operations

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

As part of the transaction, JL Projects provided approximately $2 million in cash payments to the Company and extinguished approximately $10 million of the Company’s debt. Additionally, JL Projects assumed (i) the existing $3.3 million mortgage on PMI’s manufacturing facility, (ii) nearly $2 million in capital leases, and (iii) approximately $3 million in current and accrued payables, and paid down $200,000 on an existing loan from affiliates of JL Projects. The transaction also resulted in the cancellation of approximately $300,000 in accrued interest related to the retired debt. Furthermore, the Company avoided approximately $3 million of upcoming capital expenditures that JL Projects will now be responsible for. The transaction also transferred over $600,000 in employee annual overhead from the Company to PMI. As a result, the Company recognized a gain on sale of PMI and PREH of approximately $8.7 million for the three months ended March 31, 2025.

The Company has reported the results of the discontinued operations as a separate component of income below the income (loss) from continuing operations in each period presented.

Note 14 - Voluntary Bankruptcy Filing and Deconsolidation

On September 22, 2025 (the “Petition Date”), the Company’s wholly-owned subsidiary, ProPhase Diagnostics, Inc., and two indirectly wholly-owned subsidiaries, ProPhase Diagnostics NY, Inc. and ProPhase Diagnostics NJ, Inc. (collectively the “PDX”) filed for a Chapter 11 reorganization in United States Bankruptcy Court for the District of New Jersey (the “Chapter 11 case”). On September 30, 2025, the Court granted the motion for joint administration. During the Chapter 11 Case, the Company is deemed to no longer control PDX as its activities are subject to review and oversight by the Bankruptcy Court. Therefore, PDX was deconsolidated from the Company’s condensed consolidated financial statements prospectively as of September 22, 2025.

Deconsolidation of Bankrupt Subsidiaries

In order to deconsolidate PDX, the carrying values of the assets and liabilities of PDX were removed from the Company’s condensed consolidated balance sheet as of September 22, 2025, in accordance with ASC 810, Consolidation. The net impact with removing the assets and liabilities held at PDX resulted in the recognition of the investment in unconsolidated affiliates of $43.7 million, and a payable to unconsolidated affiliates of $27.7 million on the Company’s condensed consolidated balance sheet as of September 30, 2025. Subsequent to the deconsolidation, the Company will account for the equity interest in PDX under the equity method of accounting as the Company is deemed to still have significant influence over PDX. For the three months ended March 31, 2026, the Company recognized approximately $225,000 loss from investment in PDX.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

All post-deconsolidation activities between the Company and PDX are reported as third-party transactions recorded within the Company’s Unaudited Condensed Consolidated Statement of Operations. Since the Petition Date, there were no material transactions between the Company and PDX.

Treatment of Intercompany Balances

The Company had total payables to PDX of approximately $27.6 million and $27.7 million as of March 31, 2026 and December 31, 2025, respectively.

Note 15 - Fair Value Measurements

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$490	$490

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$50	$50

There were no transfers between Level 1, 2 or 3 during the three-month period ended March 31, 2026.

The following table presents changes in Level 3 liabilities measured at fair value for the three-month period ended March 31, 2026. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

Derivative liability
Balance at January 1, 2026	$50
Issuance of convertible debt	308
Debt amendment	418
Redemptions	(372)
Change in fair value	86
Balance at March 31, 2026	$490

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Black-Scholes option pricing model and Monte-Carlo simulation measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026	As of December 31, 2025
Exercise price	$0.07	$0.76
Expected term (years)	0.6	0.6
Expected stock price volatility	154.5%	99.2%
Risk-free rate of interest	3.7%	3.6%
Expected dividend yield (per share)	0%	0%

Note 16 - Subsequent Events

On June 4, 2026, the Company’s wholly-owned subsidiary, DNA Complete, Inc. (“DNA Complete”), entered into an agreement of sale of future receipts (the “Third 2026 Future Receipts Financing Agreement”) with Legendary Funding Group, LLC (“Legendary”), by which Legendary purchased from DNA Complete its future accounts and contract rights arising from the sale of goods or rendition of services to DNA Complete’s customers, equal to a specified percentage of future receipts. The purchase price was $60,000, which was paid to DNA Complete net of a $6,000 origination fee, resulting in net proceeds of $54,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 1, 2026 (the “2025 Annual Report”). As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “ProPhase” refer to ProPhase Labs, Inc. and its subsidiaries, unless the context otherwise requires.

Forward-Looking Statements

This Quarterly Report (including any documents incorporated by reference herein) contains statements with respect to us which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the ‘‘safe harbor’’ created by those sections. Forward-looking statements, which are based on certain assumptions and reflect our plans, estimates and beliefs, can generally be identified by the use of forward-looking terms such as “anticipates,” “believes,” “plan,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “anticipates” or other comparable terms. These forward-looking statements include, but are not limited to, statements concerning future events, our future financial performance, business strategy, product development strategy, and plans and objectives of management for future operations. Our actual results could differ materially from those discussed in the forward-looking statements. This Quarterly Report may also contain forward-looking statements attributable to third parties relating to their estimates regarding the growth of our markets.

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

These factors should not be construed as exhaustive and you should also carefully consider the “Summary of Risk Factors” in our 2025 Annual Report and other Risk Factors and statements we make in other sections of this Quarterly Report, such as Part II. Item 1A. “Risk Factors” of this Quarterly Report, and in our 2025 Annual Report, such as Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report, all of which are incorporated herein by reference, as well as in other documents we file from time to time with the SEC that address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. Our forward-looking statements speak only as the date of this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements.

General

We are a next-generation biotech, genomics and consumer products company. We are also focused on licensing, developing and commercializing novel drugs, dietary supplements, compounds and diagnostics.

Our wholly-owned subsidiary, ProPhase Diagnostics, Inc., and two indirectly wholly-owned subsidiaries, ProPhase Diagnostics NY, Inc. and ProPhase Diagnostics NJ, Inc. (collectively, the “Debtors”), ceased providing COVID-19 diagnostic testing in May 2025. ProPhase Diagnostics NJ, Inc. continues to lease laboratory space in Old Bridge, New Jersey. On September 22, 2025, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). On September 30, 2025, the Bankruptcy Court entered an order directing joint administration of the cases. On November 13, 2025, the Bankruptcy Court entered an order authorizing the Debtors to retain Crown Medical Collections, LLC as special counsel for the collection of accounts receivable arising from prior COVID-19 diagnostic testing services. The Debtors are pursuing reorganization under Chapter 11 with the objective of restoring solvency through (i) the orderly collection of accounts receivable owed to the Debtors, prosecuted by their court-appointed special counsel, and (ii) the operational reorganization of the Debtors’ CLIA-certified laboratory infrastructure to support additional diagnostic and testing opportunities once the cases progress and resources permit. The Debtors’ plan development is ongoing and any plan will be subject to Bankruptcy Court approval. As a result of the Chapter 11 filings, the Company is deemed to no longer control the Debtors and has deconsolidated the Debtors from its consolidated financial statements as of September 22, 2025. See Note 14.

In August 2021, we acquired Nebula Genomics, Inc., (“Nebula”), a privately owned personal genomics company, through our new wholly owned subsidiary, ProPhase Precision Medicine Inc. (“ProPhase Precision”). Nebula focuses on genomics sequencing technologies, a comprehensive method for analyzing entire genomes, including the genes and chromosomes in deoxyribonucleic acid (“DNA”). The data obtained from genomic sequencing can be used to help identify inherited disorders and tendencies, help predict disease risk, help identify expected drug response, and characterize genetic mutations, including those that drive cancer progression. At this time, the Company is taking steps to grow its genomics businesses while also continuing to explore the potential sale of Nebula.

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

Results of Continuing Operations

Three Months Ended March 31, 2026 as Compared to the Three Months Ended March 31, 2025

For the three months ended March 31, 2026, net revenue was $0.5 million as compared to $1.4 million for the three months ended March 31, 2025. The decrease in revenues was mainly attributable to a decrease in revenues from the sale of supplements. The Company did not generate any revenues from diagnostic services for the three months ended March 31, 2026 and 2025, respectively.

Cost of revenues for the three months ended March 31, 2026 were $0.3 million, which was mainly related to our consumer products. Cost of revenues for the three months ended March 31, 2025 were $0.9 million, comprised of $0.2 million for diagnostic services and $0.7 million for consumer products.

We realized a gross margin of $0.2 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $0.3 million was a result of consumer products with different margin product mix. For the three months ended March 31, 2026 and 2025, we realized an overall gross margin of 34.9% and 36.8%, respectively. Gross margin for diagnostic services was zero or not applicable due to no revenue in the 2026 and 2025 comparable periods, respectively. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter and year-to-year production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.

General and administration expenses for the three months ended March 31, 2026 were $2.8 million as compared to $4.1 million for the three months ended March 31, 2025. The decrease in general and administration expenses of $1.3 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was principally related to a decrease in personnel expenses, overhead costs and professional fees.

Research and development costs for the three months ended March 31, 2026 were zero as compared to $97,000 for the three months ended March 31, 2025. The decrease in research and development costs of $97,000 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was principally due to decreased activities related to product research and field testing as a result of refined focus and efforts.

Interest expense for the three months ended March 31, 2026 was approximately $651,000 as compared to $539,000 million for the three months ended March 31, 2025. The increase in interest expense of $112,000 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was principally due to the increased balance of our outstanding debt that bears interest.

As a result of the effects described above, net loss from the continuing operations for the three months ended March 31, 2026 was $5.4 million, or $(0.43) per share, as compared $4.7 million, or $(1.33) per share, for the three months ended March 31, 2025. Diluted (loss) earnings per share related to the continuing operations for the three months ended March 31, 2026 and 2025 were $(0.14) per share and $1.33 per share, respectively.

Non-GAAP Financial Measures and Reconciliation

In an effort to provide investors with additional information regarding our results of operations as determined by accounting principles generally accepted in the United States of America (“GAAP”), we disclose certain non-GAAP financial measures. The primary non-GAAP financial measures we disclose are EBITDA and Adjusted EBITDA.

We define “EBITDA” as net income (loss) before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA further adjusts EBITDA by excluding acquisition costs, other non-cash items, and other unusual or non-recurring charges (as described in the table below).

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

The following table sets forth the reconciliations of EBITDA and Adjusted EBITDA excluding other costs to the most comparable GAAP financial measures (in thousands):

	For the three months ended
	March 31, 2026	March 31, 2025
GAAP loss from continuing operations (1)	$(5,354)	$(4,678)
Interest, net	651	539
Income tax benefit	1,374	-
Depreciation and amortization	962	1,482
EBITDA	(2,367)	(2,657)
Share-based compensation expense	390	521
Non-cash rent expense (2)	355	522
Adjusted EBITDA from continuing operations	$(1,621)	$(1,614)

(1)	We believe that net loss from continuing operations is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA measure the Company’s operating performance without regard to certain expenses. EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and the Company’s computation of EBITDA and Adjusted EBITDA may vary from others in the industry. EBITDA and Adjusted EBITDA have important limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of the Company’s results as reported under GAAP.

(2)	The non-cash portion of rent, which reflects the extent to which our GAAP rent expense recognized exceeds (or is less than) our cash rent payments. For newer leases, our rent expense recognized typically exceeds our cash rent payments, while for more mature leases, rent expense recognized is typically less than our cash rent payments.

Going Concern

As of March 31, 2026 and through the date of this filing, the Company has experienced significant liquidity constraints and operating challenges. As of March 31, 2026, the Company had cash on hand of approximately $31,000. The Company has also experienced a significant decline in revenue from its diagnostic services business, has ceased diagnostic testing operations as of the fourth quarter of 2024, and no longer has access to certain historical sources of capital, including at-the-market offerings or equity line of credit facilities. In addition, the Company’s common stock is no longer listed on The Nasdaq Capital Market and is currently quoted on the OTC Markets, which may further limit access to capital.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

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

The condensed consolidated financial statements included in this quarterly report has been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of March 31, 2026 were $31,000 as compared to $90,000 at December 31, 2025. Our working capital deficit was $53.0 million and $49.9 million as of March 31, 2026 and December 31, 2025, respectively. The decrease of approximately $59,000 in our cash and cash equivalents for the three months ended March 31, 2026 was principally due to $748,000 cash used in operating activities and repayment of note payable of $44,000, and offset by proceeds from issuance of common stock, notes payable and convertible notes of $721,000.

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

In addition to the consideration paid at closing, the Company will issue shares of common stock valued at $2.0 million (the “Milestone Stock”) to the Stella Sellers upon a Commercialization Event (as defined in the Stella Purchase Agreement). The Milestone Stock was recorded at closing as a non-current liability at its fair value of $2.0 million. Also, the Company is required to pay to the Stella Sellers for each of the seven calendar years during the seven years period commencing on the first day of the calendar year following the date of the Commercialization Event, a non-refundable, non-creditable royalty of 5% of the Adjusted Gross Margin for such Annual Period. As of March 31, 2026, the Commercialization Event had not occurred.

Contractual Obligations under Debt Arrangement

The Company has contractual obligations under various debt arrangement. See Note 5 in our financial statement included in this Quarterly Report for more information relating to our outstanding debt obligations.

HRSA Funding

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. There were no diagnostic services revenue for the three months ended March 31, 2026 and 2025, respectively, that was generated from this program for the uninsured. On March 22, 2022, the Health Resources & Services Administration’s uninsured program stopped accepting claims for COVID-19 testing and treatment due to lack of sufficient funds. Despite requests from the Acting Director of the Office of Management and Budget and the White House Coordinator for COVID-19 Response for additional emergency funding for the uninsured program, additional emergency funding were not allocated to the Health Resources & Services Administration’s uninsured program.

On January 30, 2023, the Administration announced that effective May 11, 2023, the federal Public Health Emergency would expire related to the COVID-19 pandemic. This expiration changes regulatory guidelines around COVID-19 testing including billing codes and reimbursement rates of in and out of network laboratories. As a result of the Public Health Emergency ending and the significant decrease in demand of COVID-19 testing, we have not performed any diagnostic testing services during the three months ended March 31, 2026.

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

In April 2024, the Company sold 103,350 shares of common stock pursuant to the Sales Agreement. The Company received cash proceeds of $4.6 million, which is net of $94,000 offering cost incurred by the Sales Agent.

On November 12, 2024 (“Closing Date”), the Company closed on an underwritten firm commitment public offering under the at-the-market facility, whereby the Company sold 479,500 shares of common stock, including 62,500 shares of common stock sold upon full exercise of the underwriters’ option to purchase additional shares (the “Offering”). Each share of common stock was sold at a public offering price of $7.20 per share for aggregate gross proceeds of $3.5 million. The Company received net cash proceeds of $3.0 million, which is net of $0.5 million offering cost. Upon closing of the Offering, the Company issued the Representative warrants (the “Representative’s Warrants”) as compensation to purchase up to 23,975 shares of common stock, which is equal to 5.0% of the aggregate number of shares of common stock sold in the Offering. The Representative’s Warrants will be exercisable at a per share exercise price of $9.00.

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

For a discussion of our critical accounting estimates, see the Management’s Discussion and Analysis of the Results of Operations in the Company’s Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on June 1, 2026 (the “2025 Form 10-K”). There were no material changes in our critical accounting estimates or accounting policies from December 31, 2025.

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

There have been no material changes to our market risk exposures since December 31, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial and accounting officer. Based on that review, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There have been no change in our internal control over financial reporting identified in connection with evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of business. Other than as described below, we are not presently a party to any material litigation.

A qui tam complaint was filed under seal in the United States District Court alleging violations of the federal False Claims Act relating to certain laboratory testing activities of the Company’s diagnostic subsidiaries. Under the False Claims Act, the United States Department of Justice and relevant state authorities are afforded an opportunity to investigate the allegations and determine whether to intervene and take over prosecution of the action. After reviewing the allegations and conducting their investigation, the United States Department of Justice and the relevant state authorities declined to intervene in the action. The matter was thereafter unsealed and the case remains pending. The named defendant diagnostic subsidiaries are the same entities that, on September 22, 2025, filed voluntary petitions under Chapter 11 of the Bankruptcy Code (see Note 14).

The Company believes the allegations are without merit and intends to defend the matter vigorously. The Company is not aware of any ongoing government investigation related to the allegations described above. The Company and the Debtors believe the allegations are without merit and intend to defend the matter vigorously. The Company is not aware of any ongoing government investigation relating to the allegations described above.

The Company is a party to a pending arbitration proceeding commenced by Turnpoint Capital, LLC (“Turnpoint”) relating to a senior secured convertible note issued in July 2025. Turnpoint alleges certain events of default under the note and seeks monetary damages and other relief. The Company disputes the allegations, believes it has substantial defenses and affirmative claims relating to the matter, and intends to vigorously defend and prosecute the proceeding. The arbitration is in its early stages, and the Company cannot currently estimate the outcome, timing, or amount of any potential loss or recovery associated with the matter.

First Financial Holdings LLC filed a civil complaint in New York State court against ProPhase Labs, Inc. relating to certain equipment lease and financing arrangements associated with the Company’s former Pharmaloz business. The Company disputes the claims asserted in the complaint and has moved to dismiss the action based on an arbitration provision contained in the applicable agreements. The Company believes it has substantial defenses and intends to vigorously defend the matter.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on June 1, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on June 1, 2026, except as otherwise disclosed below. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. As of March 31, 2026, we had approximately $5.4 million of outstanding indebtedness, net of discounts and approximately $31,000 in cash and cash equivalents. Our business may not generate cash flow from operations in the future sufficient to service our debt obligations and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Exhibits identified below as previously filed are incorporated herein by reference.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K (File No. 000-21617; Accession No. 0001144204-15-038044) filed on June 19, 2015).

3.2	Amended and Restated Bylaws of the Company (as of September 14, 2025) (incorporated by reference to Exhibit 3.2 on Form 8-K (File No. 000-21617; Accession No. 0001493152-25-013415) filed on September 15, 2025).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form 10-KSB/A (File No. 000-21617) filed on April 4, 1997).

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K (File No. 000-21617; Accession No. 0001493152-20-004807) filed on March 26, 2020).

10.1	Securities Purchase Agreement, dated July 22, 2025, by and among ProPhase Labs, Inc. and the investors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 28, 2025 (Accession No. 0001641172-25-021109)).

10.2	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed July 28, 2025 (Accession No. 0001641172-25-021109)).

10.3	Form of Warrant issued in connection with the July 2025 Financing (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed July 28, 2025 (Accession No. 0001641172-25-021109)).

10.4	Registration Rights Agreement, dated July 22, 2025 (portions redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K) (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed July 28, 2025 (Accession No. 0001641172-25-021109)).

10.5	Security Agreement, dated July 22, 2025, among ProPhase Labs, Inc., its subsidiaries, and the investors (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed July 28, 2025 (Accession No. 0001641172-25-021109)).

10.6	Transfer Agent Reservation Letter, dated July 22, 2025 (portions redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K) (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed July 28, 2025 (Accession No. 0001641172-25-021109)).

10.7	Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed August 15, 2025 (Accession No. 0001641172-25-024375 ))

10.8	2025 Equity Incentive Plan (incorporated by reference to Appendix B of the Company’s Proxy Statement on Schedule 14A filed August 15, 2025 (Accession No. 0001641172-25-024375 )),

10.9	ThinkEquity Engagement Letter portions redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 18, 2025 (Accession No. 0001493152-25-014057))

10.10	At-the-Market Sales Agreement, dated as of October 9, 2025, by and between ProPhase Labs, Inc. and WestPark Capital, Inc. (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed on October 15, 2025 (Accession No. 0001493152-25-018123))

99.1	Press Release dated July 21, 2025, ProPhase Labs Board of Directors Authorizes Management to Explore Strategic Reverse Merger and Approves Crypto Treasury Initiative (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed July 21, 2025 (Accession No. 0001641172-25-020357)

99.2	Press Release dated July 23, 2025, ProPhase Labs Announces Closing of $3 Million Senior Secured Convertible Notes Financing(incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed July 23, 2025 (Accession No. 0001641172-25-020651)).

99.3	Press Release dated July 29, 2025, regarding Special Meeting of shareholders and preliminary proxy filing (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed July 29, 2025 (Accession No. 0001641172-25-021262)).

99.4	Press Release dated August 13, 2025, ProPhase Labs Announces Financial Results for the Three and Six Months Ended June 30, 2025 (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on August 13 (Accession No. 0001641172-25-023344)).

99.5	Press Release dated August 19, 2025, ProPhase Labs Announces Filing of Definitive Proxy Statement and New Date for Special Meeting of Shareholders (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on August 19, 2025 (Accession No. 0001641172-25-024730))

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS#	Inline XBRL Instance Document

101.SCH#	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProPhase Labs, Inc.

	By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: June 30, 2026

