Form 10-Q/A
period 2026-03-31
ProPhase Labs, Inc.
filed 2026-07-07
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding shares as of June 29, 2026
Common Stock, $0.0005 par value	14,016,204

EXPLANATORY NOTE

*	This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of ProPhase Labs, Inc. (the “Company”) for the quarterly period ended March 31, 2026, originally filed with the Securities and Exchange Commission on June 30, 2026.

*	This Amendment is being filed solely because the Company’s independent registered public accounting firm had not finalized its review of the Company’s interim financial statements prior to the filing of the Original Report, as required by Rule 10-01(d) of Regulation S-X. The review is substantially complete, and the Company currently expects the auditors to finalized within one to two days.

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
	Not Reviewed
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

(unaudited/not reviewed)

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

(unaudited/not reviewed)

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

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited/not reviewed)

Continued

	For the Three Months Ended March 31, 2025
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Subscription Receivable	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2025	2,987,402	$1	$129,921	$—	$(58,393)	$(64,000)	$(198)	$7,353
Issuance of common stock for cash, net of offering cost of $75	11,315,000	6	(10,605)	(480)	—	14,357	—	3,278
Issuance of common stock as commitment fee for future financing	35,218	—	—	—	—	—	—	—
Stock-based compensation (including $455 in prepaid expense)	—	—	521	—	—	—	—	521
Net income	—	—	—	—	3,966	—	—	3,966
Balance as of March 31, 2025	4,154,120	$1	$119,837	$(480)	$(54,427)	$(49,643)	$(198)	$15,118

See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited/not reviewed)

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

(unaudited/not reviewed)

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

(unaudited/not reviewed)

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

The Company’s independent registered public accounting firm had not finalized its review of the Company’s interim financial statements prior to the filing of the Original Report, as required by Rule 10-01(d) of Regulation S-X. The review is substantially complete, and the Company currently expects the auditors to finalized within one to two days.

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

(unaudited/not reviewed)

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

(unaudited/not reviewed)

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

(unaudited/not reviewed)

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

(unaudited/not reviewed)

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

2025 Loan Agreements with Warrants

On June 22, 2025, the Company entered into two identical loan agreements with Ted Karkus, the Company’s Chief Executive Officer and the Chairman of the Board of Directors (the “CEO Loan”), and an unaffiliated investor (the “Unaffiliated Investor Loan”), pursuant to which the Company issued two twelve-month non- convertible promissory notes in the principal amount of $625,000 each. Both loans included an original issuance discount of $125,000 and bear an annual interest rate of 10%.

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

(unaudited/not reviewed)

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

(unaudited/not reviewed)

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

(unaudited/not reviewed)

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

(unaudited/not reviewed)

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

(unaudited/not reviewed)

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

There were 3,375 shares of common stock available to be issued under the 2022 Plan immediately prior the stockholder approval of the 2025 Plan.

Summary of all option grants

The following table summarizes stock option activity during the three months ended March 31, 2026, (in thousands, except per share data).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2026	478	$48.60	4.6	$-
Granted	-	-		-
Forfeited/expired	-	-		-
Outstanding as of March 31, 2026	478	$48.60	4.3	$-
Options vested and exercisable	340	$53.72	3.9	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.09 for the Company’s common stock on March 31, 2026.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited/not reviewed)

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

(unaudited/not reviewed)

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

(unaudited/not reviewed)

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

(unaudited/not reviewed)

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

(unaudited/not reviewed)

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

(unaudited/not reviewed)

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

(unaudited/not reviewed)

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

(unaudited/not reviewed)

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

Forward-Looking Statements

This Quarterly Report (including any documents incorporated by reference herein) contains statements with respect to us which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and reflect our plans, estimates and beliefs, can generally be identified by the use of forward-looking terms such as “anticipates,” “believes,” “plan,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue,” “anticipates” or other comparable terms. These forward-looking statements include, but are not limited to, statements concerning future events, our future financial performance, business strategy, product development strategy, and plans and objectives of management for future operations. Our actual results could differ materially from those discussed in the forward-looking statements. This Quarterly Report may also contain forward-looking statements attributable to third parties relating to their estimates regarding the growth of our markets.

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
Date: July 06, 2026

