Form 10-Q/A
period 2026-03-31
ProPhase Labs, Inc.
filed 2026-07-09
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding shares as of June 29, 2026
Common Stock, $0.0005 par value	14,016,024

EXPLANATORY NOTE

ProPhase Labs, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment No. 2” or “Form 10-Q/A”) to amend and restate its quarterly report on Form 10-Q for the quarter ended March 31, 2026 (the “Original Report”), as originally filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2026, as amended by Amendment No. 1 on Form 10-Q/A, as filed with the SEC on July 7, 2026 (the “Amendment No. 1”). The original Form 10-Q was not reviewed by the Company’s independent registered public accounting firm, as reported in Amendment No. 1. This Form 10-Q/A also amends certain other items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.

Restatement Background

The Company has restated its condensed consolidated financial statements for the three months ended March 31, 2026 to correct errors identified across the condensed consolidated statement of operations, balance sheets, statement of stockholders’ equity (deficit), and statement of cash flows. The restatement includes adjustments to revenue and cost of goods sold, which resulted in a corresponding change to gross margin, and correction of deferred revenue. In addition, prepaid expenses, accounts payable and deferred costs are also adjusted.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended and restated in its entirety, with modifications as necessary to reflect the aforementioned restatement. The following items have been amended to reflect the restated amounts, related disclosures and updates to our assessment of internal control over financial reporting and disclosure controls and procedures:

●	Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited)

●	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and our principal financial officer dated as of the filing date of this Form 10-Q/A. In accordance with applicable SEC rules, this Form 10-Q/A also includes an updated signature page.

This Form 10-Q/A has amended certain items or disclosures in the Original Report and also reflects updated events subsequent to the filing of the Original Report. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the filing of the Original Report. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings.

The restatements are more fully described in Note 16. Restatement of Previously Issued Condensed Consolidated Financial Statements of the notes to the condensed consolidated financial statements included herein.

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
	As Restated
ASSETS
Current assets
Cash and cash equivalents	$31	$90
Accounts receivable, net	1,543	1,536
Inventory, net	70	70
Prepaid expenses and other current assets	1,206	1,454
Total current assets	2,850	3,150

Property, plant and equipment, net	1,709	2,032
Investment in unconsolidated affiliates	43,266	43,491
Prepaid expenses, net of current portion	150	61
Intangible assets, net	6,522	7,167
Goodwill	3,968	3,968
Other assets	2	2
TOTAL ASSETS	$58,467	$59,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,554	$12,961
Accounts payable to unconsolidated affiliates	27,572	27,600
Accrued advertising and other allowances	50	50
Finance lease liabilities	3,054	2,824
Short-term loan payable, net of discount of $329 and $451, respectively	4,547	4,418
Short-term loan payable to related party, net of discount of $67 and $132, respectively	558	493
Short-term convertible notes payable, net of discount of $511 and $157, respectively	304	244
Derivative liability	490	50
Deferred revenue	1,013	1,501
Income tax payable	793	281
Other current liabilities	2,731	2,659
Total current liabilities	55,666	53,081

Non-current liabilities:
Due to sellers (see Note 3)	2,000	2,000
Deferred revenue, net of current portion	788	643
Finance lease liabilities, net of current portion	448	639
Total non-current liabilities	3,236	3,282
Total liabilities	58,902	56,363

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity (deficit)
Preferred stock authorized 1,000,000, $0.0005 par value, no shares issued and outstanding	-	-
Common stock authorized 1,000,000,000, $0.0005 par value, 14,016,024 and 8,966,406 shares outstanding, respectively	7	4
Additional paid-in capital	127,710	126,481
Accumulated deficit	(78,311)	(73,136)
Treasury stock, at cost, 869,208 and 869,208 shares, respectively (1)	(49,643)	(49,643)
Accumulated other comprehensive loss	(198)	(198)
Total stockholders’ equity (deficit)	(435)	3,508
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$58,467	$59,871

(1)	Net of 600,000 collateral shares. See Note 5.

See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025
	As Restated
Revenues, net	$1,169	$1,431
Cost of revenues	874	905
Gross profit	295	526

Operating expenses:
General and administration	2,721	4,092
Research and development	-	97
Total operating expenses	2,721	4,189
Loss from operations	(2,426)	(3,663)

Other income (expenses)
Loss from investment in unconsolidated affiliates	(225)	-
Change in fair value of derivative liability	(86)	-
Interest expense	(651)	(539)
Debt extinguishment loss	(278)	(431)
Loss on issuance of debt	(12)	-
Income from disposal of fixed assets	6	-
Other expense	(129)	(45)
Loss from operations before income taxes	(3,801)	(4,678)
Income tax expense	(1,374)	-
Loss from continuing operations after income taxes	(5,175)	(4,678)
Discontinued operations:
Loss from discontinued operations, net of tax	-	(102)
Gain from disposal of discontinued operations	-	8,746
Income from discontinued operations	-	8,644
Net (loss) income	$(5,175)	$3,966

Net earnings (loss) per share:
Loss from continuing operations, basic and diluted	$(0.42)	$(1.33)
Income from discontinued operations, basic and diluted	$-	$2.45
Net loss (earnings) per share, basic and diluted	$(0.42)	$1.13

Weighted average common shares outstanding:
Basic	12,317	3,523
Diluted	12,317	3,523

See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	For the Three Months Ended March 31, 2026
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2026	8,966,405	$4	$126,481	$(73,136)	$(49,643)	$(198)	$3,508
Issuance of common stock for cash, net of offering cost of $30	163,900	-	41	-	-	-	41
Issuance of common stock as commitment fee for future financing	549,105	-	-	-	-	-	-
Issuance of common shares and warrants in conjunction with debt issuance	155,000	-	32	-	-	-	32
Issuance of common stock to convert outstanding debt	4,181,614	3	766	-	-	-	769
Stock-based compensation	-	-	390	-	-	-	390
Net loss (as restated)	-	-	-	(5,175)	-	-	(5,175)
Balance as of March 31, 2026 (As Restated)	14,016,024	$7	$127,710	$(78,311)	$(49,643)	$(198)	$(435)

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

See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025
	As Restated
Cash flows from operating activities
Net loss from continuing operations	$(5,175)	$3,966
Less: income (loss) from discontinued operations, net of tax	-	8,644
Net loss from continuing operations	(5,175)	(4,678)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	962	1,482
Amortization of debt discount	476	372
Amortization on operating lease right-of-use assets	-	121
Loss from investment in unconsolidated affiliates	225
Loss on issuance of debt	12	-
Loss (gain) from disposal of fixed assets	(6)	45
Stock-based compensation expense	390	521
Change in fair value of derivative liability	86	-
Debt extinguishment loss	278	431
Changes in operating assets and liabilities:
Accounts receivable	(7)	(146)
Inventory	-	(2)
Prepaid expenses and other current assets	159	(636)
Accounts payable and accrued expenses	1,565	(391)
Accrued diagnostic services	-	12
Deferred revenue	(343)	(143)
Lease liabilities	39	9
Income tax payable	512	(523)
Other liabilities	79	(452)
Net cash used in operating activities - continuing operations	(748)	(3,978)
Net cash provided by operating activities - discontinued operations	-	597
Net cash used in operating activities	(748)	(3,381)

Cash flows from investing activities
Proceeds from sale of fixed assets	12	53
Capital expenditures	-	-
Net cash provided by investing activities - continuing operations	12	53
Net cash provided by investing activities - discontinued operations	-	800
Net cash provided by investing activities	12	853

Cash flows from financing activities
Proceeds from issuance of common shares, net	41	3,278
Proceeds from issuance of note payable, net	288	204
Proceeds from issuance of convertible notes payable	392	-
Repayment of note payable	(44)	(1,509)
Net cash provided by financing activities - continuing operations	677	1,973
Net cash used in financing activities - discontinued operations	-	(35)
Net cash provided by financing activities	677	1,938

Decrease in cash and cash equivalents	(59)	(590)
Cash and cash equivalents at the beginning of the period	90	678
Cash and cash equivalents at the end of the period	$31	$88

Supplemental disclosures:
Cash paid for income taxes	$-	$256
Interest payments	$30	$376

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock as commitment fee for future financing	$-	$158
Issuance of common stock to convert outstanding debt	$769	$-

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

Our wholly-owned subsidiary, ProPhase Diagnostics, Inc., and two indirectly wholly-owned subsidiaries, ProPhase Diagnostics NY, Inc. and ProPhase Diagnostics NJ, Inc., ceased providing COVID-19 diagnostic testing in 2024. ProPhase Diagnostics NJ, Inc. still leases the laboratory space in Old Bridge, New Jersey. The labs were forced to cease diagnostic testing when medical insurance carriers ceased paying COVID-19 diagnostic testing claims. On September 22, 2025, the three lab entities filed for a Chapter 11 reorganization in United States Bankruptcy Court for the District of New Jersey. On September 30, 2025, the Court granted the motion for joint administration. The bankruptcy filing is the next step in the Company’s legal advisor, Crown Medical Collections, strategic initiative to collect what the Company believes could be tens of millions of dollars in unpaid insurance claims. The Company believes one objective of the bankruptcy filing is to streamline and accelerate recovery of the unpaid insurance claims the Company believes were lawfully owed for approved and completed testing services.

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

The Company recognized approximately $390,000 and $521,000 of share-based compensation expense during the three months ended March 31, 2026 and 2025, respectively. The Company will recognize an aggregate of approximately $2.1 million of remaining share-based compensation expense related to outstanding stock options over a weighted average period of 2.5 years.

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

In connection with the license agreement relating to Equivir, the Company did not incur any expenses for the three months ended March 31, 2026 and 2025, respectively.

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

At March 31, 2026 and December 31, 2025, the Company had finance lease liabilities of approximately $3.5 million and $3.5 million, respectively, and finance lease assets within property and equipment, net of approximately $1.7 million and $2.0 million, respectively, which were included in the condensed consolidated balance sheets.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table is a summary of segment information for three months ended March 31, 2026 and 2025 (amounts in thousands):

	For the three months ended
	March 31, 2026	March 31, 2025
	As Restated
Net revenues
Diagnostic services	$-	$-
Consumer products	1,169	1,431
Consolidated net revenue	1,169	1,431
Cost of revenue
Diagnostic services	-	232
Consumer products	874	673
Consolidated cost of revenue	874	905
Depreciation and amortization expense
Diagnostic services	-	334
Consumer products	623	807
Total Depreciation and amortization expense	623	1,141
Operating and other expenses
Diagnostic services	-	168
Consumer products	511	1,061
Unallocated corporate	2,962	2,834
Total operating and other expenses	3,473	4,063
Income (loss) from operations, before income taxes
Diagnostic services	-	(734)
Consumer products	(839)	(1,110)
Unallocated corporate	(2,962)	(2,834)
Total loss from operations, before income taxes	(3,801)	(4,678)
Income tax expense	(1,374)	-
Total loss from operations, after income taxes	(5,175)	(4,678)
Net loss from continuing operations	$(5,175)	$(4,678)

The following table is a summary of segment information as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	March 31, 2026	December 31, 2025
	As Restated
ASSETS
Consumer products	$10,973	$11,614
Unallocated corporate	47,494	48,257
Total assets	$58,467	$59,871

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands):

	For the three months ended
	March 31, 2026	March 31, 2025
	As Restated
Loss from continuing operations after income taxes	$(5,175)	$(4,678)
Income from discontinued operations, net of tax	-	8,644
Net (loss) income	$(5,175)	$3,966
Weighted average common shares outstanding:
Basic	12,317	3,523
Diluted	12,317	3,523
Net earnings (loss) per share:
Loss from continuing operations, basic and diluted	$(0.42)	$(1.33)
Income from discontinued operations, basic and diluted	$-	$2.45
Net loss (earnings) per share, basic and diluted	$(0.42)	$1.13

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

On February 18, 2025, the company announced that Stuart Hollenshead was appointed to serve as Chief Operating Officer of the Company, effective on February 17, 2025. Mr. Hollenshead resigned his COO position effective July 31, 2025 and resumed his prior role with the Company in the role as a marketing consultant. Mr. Hollenshead serves as CEO of 10PM Curfew. The Company received consulting services from 10PM Curfew on an ongoing basis. For the three months ended March 31, 2026 and 2025, the Company did not incur any consulting services from 10pm Curfew. Amounts payable 10PM Curfew as of March 31, 2026 was zero. The Company continues to utilize 10PM Curfew for consulting services.

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

Note 16 - Restatement of Previously Issued Condensed Consolidated Financial Statements

For the three months ended March 31, 2026, the Company determined that it had not appropriately presented its condensed consolidated balance sheets, statement of operations, statement of shareholders’ equity (deficit), and statement of cash flows due to the errors related to revenue, cost of goods sold and deferred revenue.

Based on an analysis of FASB ASC 250, Accounting Changes and Error Corrections, Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company concluded that these errors were material to the previously issued interim condensed consolidated financial statements and therefore required a restatement.

The restatement impacts to the Company’s condensed consolidated balance sheet were as shown below (amount in thousands):

	As of March 31, 2026
	As Previously
	Reported	Adjustments	As Restated
ASSETS
Current assets
Prepaid expenses and other current assets	$1,469	$(263)	$1,206
Total current assets	3,113	(263)	2,850
TOTAL ASSETS	$58,730	$(263)	$58,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	14,169	385	14,554
Deferred revenue	1,840	(827)	1,013
Total current liabilities	56,108	(442)	55,666
Total liabilities	59,344	(442)	58,902

Stockholders’ equity (deficit)
Accumulated deficit	(78,490)	179	(78,311)
Total stockholders’ equity (deficit)	(614)	179	(435)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,730	$(263)	$58,467

The restatement impacts to the Company’s condensed consolidated statements of operations were as shown below (amount in thousands, except per share amounts):

	For the three months ended
	March 31, 2026
	As Previously
	Reported	Adjustments	As Restated
Revenues, net	$478	$691	$1,169
Cost of revenues	311	563	874
Gross profit	167	128	295

Operating expenses:
General and administration	2,772	(51)	2,721
Loss from operations	(2,605)	179	(2,426)

Loss from operations before income taxes	(3,980)	179	(3,801)
Loss from continuing operations after income taxes	(5,354)	179	(5,175)
Net loss	$(5,354)	$179	$(5,175)

Net earnings (loss) per share:
Loss from continuing operations, basic and diluted	$(0.43)	$0.01	$(0.42)
Net loss (earnings) per share, basic and diluted	$(0.43)	$0.01	$(0.42)

The restatement impacts to the Company’s condensed consolidated statements of changes in stockholders’ equity were as shown below (amount in thousands):

	For the three months ended
	March 31, 2026
	Accumulated Deficit	Total Stockholders’ Deficit
As Previously Reported
Net loss	$(5,354)	$(5,354)
Balance at March 31, 2026	$(78,490)	$(614)

Adjustments	$179	$179

As Restated
Net loss	$(5,175)	$(5,175)
Balance at March 31, 2026	$(78,311)	$(435)

The restatement impacts to the Company’s condensed consolidated statement of cash flows were as shown below (amount in thousands):

	For the three months ended
	March 31, 2026
	As Previously
	Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss from continuing operations	$(5,354)	$179	$(5,175)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(104)	263	159
Accounts payable and accrued expenses	1,180	385	1,565
Deferred revenue	484	(827)	(343)
Net cash used in operating activities - continuing operations	(748)	-	(748)
Net cash used in operating activities	$(748)	$-	$(748)

Note 17 - Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q/A (“Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 1, 2026 (the “2025 Annual Report”). As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “ProPhase” refer to ProPhase Labs, Inc. and its subsidiaries, unless the context otherwise requires.

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

You should read this Quarterly Report and the documents that we incorporate by reference herein and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Quarterly Report is accurate as of the date on the cover of this Quarterly Report only. Our business, financial condition, results of operations and prospects may change. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. We qualify all of the information presented in this report, and particularly our forward-looking statements, by these cautionary statements.

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

Our wholly-owned subsidiary, ProPhase Diagnostics, Inc., and two indirectly wholly-owned subsidiaries, ProPhase Diagnostics NY, Inc. and ProPhase Diagnostics NJ, Inc. (collectively, the “Debtors”), ceased providing COVID-19 diagnostic testing in 2024. ProPhase Diagnostics NJ, Inc. continues to lease laboratory space in Old Bridge, New Jersey. On September 22, 2025, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). On September 30, 2025, the Bankruptcy Court entered an order directing joint administration of the cases. On November 13, 2025, the Bankruptcy Court entered an order authorizing the Debtors to retain Crown Medical Collections, LLC as special counsel for the collection of accounts receivable arising from prior COVID-19 diagnostic testing services. The Debtors are pursuing reorganization under Chapter 11 with the objective of restoring solvency through (i) the orderly collection of accounts receivable owed to the Debtors, prosecuted by their court-appointed special counsel, and (ii) the operational reorganization of the Debtors’ CLIA-certified laboratory infrastructure to support additional diagnostic and testing opportunities once the cases progress and resources permit. The Debtors’ plan development is ongoing and any plan will be subject to Bankruptcy Court approval. As a result of the Chapter 11 filings, the Company is deemed to no longer control the Debtors and has deconsolidated the Debtors from its consolidated financial statements as of September 22, 2025. See Note 14.

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

In October 2024, a putative class action lawsuit, Portillo v. Nebula Genomics, Inc., was filed in the U.S. District Court for the Northern District of Illinois under Illinois’s Genetic Information Privacy Act (“GIPA”) alleging that Nebula improperly shared customers’ genetic information with third parties without written consent. The action named Nebula along with Meta Platforms, Google and Microsoft. The dispute was later transferred to the U.S. District Court for the District of Massachusetts in accordance with Nebula’s Terms of Use, which mandated that claims be brought in Massachusetts. The complaint remains at the pleading stage. In addition to the motion to change venue, Nebula filed a motion to dismiss. While the allegations raise reputational and legal risks, no judgment or settlement has been entered and potential liability is not reasonably estimable at this time. Accordingly, management does not consider this litigation to be material to the consolidated financial statements as of the date of this report.

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

ProPhase Diagnostics

Our wholly-owned subsidiary, ProPhase Diagnostics, Inc., and two indirectly wholly-owned subsidiaries, ProPhase Diagnostics NY, Inc. and ProPhase Diagnostics NJ, Inc., ceased providing COVID-19 diagnostic testing in 2024. ProPhase Diagnostics NJ, Inc. still leases the laboratory space in Old Bridge, New Jersey. The labs were forced to cease diagnostic testing when the medical insurance carriers ceased paying COVID-19 diagnostic testing claims. On September 22, 2025, the three lab entities filed for a Chapter 11 reorganization in United States Bankruptcy Court for the District of New Jersey. On September 30, 2025, the Court granted the motion for joint administration. The bankruptcy filing is the next step in the Company’s legal advisor, Crown Medical Collections, strategic initiative to collect what the Company believes could be tens of millions of dollars in unpaid insurance claims. The Company believes one objective of the bankruptcy filing is to streamline and accelerate recovery of the unpaid insurance claims the Company believes were lawfully owed for approved and completed testing services.

Results of Continuing Operations

Three Months Ended March 31, 2026 as Compared to the Three Months Ended March 31, 2025

For the three months ended March 31, 2026, net revenue was $1.2 million as compared to $1.4 million for the three months ended March 31, 2025. The decrease in revenues was mainly attributable to a decrease in revenues from the sale of supplements. The Company did not generate any revenues from diagnostic services for the three months ended March 31, 2026 and 2025, respectively.

Cost of revenues for the three months ended March 31, 2026 were $0.9 million, which was mainly related to our consumer products. Cost of revenues for the three months ended March 31, 2025 were $0.9 million, comprised of $0.2 million for diagnostic services and $0.7 million for consumer products.

We realized a gross margin of $0.3 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $0.2 million was a result of consumer products with different margin product mix. For the three months ended March 31, 2026 and 2025, we realized an overall gross margin of 25.29% and 36.8%, respectively. Gross margin for diagnostic services was zero or not applicable due to no revenue in the 2026 and 2025 comparable periods, respectively. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter and year-to-year production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.

General and administration expenses for the three months ended March 31, 2026 were $2.7 million as compared to $4.1 million for the three months ended March 31, 2025. The decrease in general and administration expenses of $1.4 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was principally related to a decrease in personnel expenses, overhead costs and professional fees.

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

Interest expense for the three months ended March 31, 2026 was approximately $651,000 as compared to $539,000 for the three months ended March 31, 2025. The increase in interest expense of $112,000 for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was principally due to the increased balance of our outstanding debt that bears interest.

As a result of the effects described above, net loss from the continuing operations for the three months ended March 31, 2026 was $5.2 million, or $(0.42) per share, as compared to $4.7 million, or $(1.33) per share, for the three months ended March 31, 2025. Diluted (loss) earnings per share related to the continuing operations for the three months ended March 31, 2026 and 2025 were $(0.14) per share and $1.33 per share, respectively.

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

The following table sets forth the reconciliations of EBITDA and Adjusted EBITDA excluding other costs to the most comparable GAAP financial measures (in thousands):

	For the three months ended
	March 31, 2026	March 31, 2025
	As Restated
GAAP loss from continuing operations (1)	$(5,175)	$(4,678)
Interest, net	651	539
Income tax benefit	1,374	-
Depreciation and amortization	962	1,482
EBITDA	(2,188)	(2,657)
Share-based compensation expense	390	521
Non-cash rent expense (2)	355	522
Adjusted EBITDA from continuing operations	$(1,442)	$(1,614)

(1)	We believe that net loss from continuing operations is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA measure the Company’s operating performance without regard to certain expenses. EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and the Company’s computation of EBITDA and Adjusted EBITDA may vary from others in the industry. EBITDA and Adjusted EBITDA have important limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of the Company’s results as reported under GAAP.

(2)	The non-cash portion of rent, which reflects the extent to which our GAAP rent expense recognized exceeds (or is less than) our cash rent payments. For newer leases, our rent expense recognized typically exceeds our cash rent payments, while for more mature leases, rent expense recognized is typically less than our cash rent payments.

Going Concern

As of March 31, 2026 and through the date of this filing, the Company has experienced significant liquidity constraints and operating challenges. As of March 31, 2026, the Company had cash on hand of approximately $31,000. The Company has also experienced a significant decline in revenue from its diagnostic services business, has ceased diagnostic testing operations in 2024, and no longer has access to certain historical sources of capital, including at-the-market offerings or equity line of credit facilities. In addition, the Company’s common stock is no longer listed on The Nasdaq Capital Market and is currently quoted on the OTC Markets, which may further limit access to capital.

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

The condensed consolidated financial statements included in this quarterly report have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of March 31, 2026 were $31,000 as compared to $90,000 at December 31, 2025. Our working capital deficit was $52.8 million and $49.9 million as of March 31, 2026 and December 31, 2025, respectively. The decrease of approximately $59,000 in our cash and cash equivalents for the three months ended March 31, 2026 was principally due to $748,000 cash used in operating activities and repayment of note payable of $44,000, and offset by proceeds from issuance of common stock, notes payable and convertible notes of $721,000.

To date the principal sources of capital to fund our operations have been from diagnostic services, genomics sequencing, product sales, net proceeds from the offering of equity securities, and issuances of promissory notes. Based on management’s current business plans, the Company estimates it will have enough cash and liquidity to finance its operating requirements for at least 12 months from the date of filing these unaudited condensed consolidated financial statements. However, due to the nature of early-stage ventures and accounts receivables collections, there are inherent uncertainties associated with management’s business plan and cash flow projections, particularly if the Company is unable to grow its business lines, including replacing the revenues from our lab diagnostic services or tests with new business lines, or collect on its accounts receivables in a timely manner or at all. If we were to experience a cash shortfall, we believe our access to existing and other financing sources, including our at-the-market facility, and the established relationships with our investment banks will enable us to continue to meet our obligations and fund ongoing operations.

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

We anticipate that we will continue to incur losses for the foreseeable future. We expect to continue to incur research and development costs and general and administrative expenses, as well as expenses related to potential commercialization of our product candidates, consistent with costs associated with research and development at companies of our size and stage of development, and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2024, a putative class action lawsuit, Portillo v. Nebula Genomics, Inc., was filed in the U.S. District Court for the Northern District of Illinois under Illinois’s Genetic Information Privacy Act (“GIPA”) alleging that Nebula improperly shared customers’ genetic information with third parties without written consent. The action named Nebula along with Meta Platforms, Google and Microsoft. The dispute was later transferred to the U.S. District Court for the District of Massachusetts in accordance with Nebula’s Terms of Use, which mandated that claims be brought in Massachusetts. The complaint remains at the pleading stage. In addition to the motion to change venue, Nebula filed a motion to dismiss. While the allegations raise reputational and legal risks, no judgment or settlement has been entered and potential liability is not reasonably estimable at this time. Accordingly, management does not consider this litigation to be material to the consolidated financial statements as of the date of this report.

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

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K (File No. 000-21617; Accession No. 0001144204-15-038044) filed on June 19, 2015).

3.2	Amended and Restated Bylaws of the Company (as of September 14, 2025) (incorporated by reference to Exhibit 3.2 on Form 8-K (File No. 000-21617; Accession No. 0001493152-25-013415) filed on September 15, 2025).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form 10-KSB/A (File No. 000-21617) filed on April 4, 1997).

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K (File No. 000-21617; Accession No. 0001493152-20-004807) filed on March 26, 2020).

10.1	Securities Purchase Agreement, dated July 22, 2025, by and among ProPhase Labs, Inc. and the investors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 28, 2025 (Accession No. 0001641172-25-021109)).

10.2	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed July 28, 2025 (Accession No. 0001641172-25-021109)).

10.3	Form of Warrant issued in connection with the July 2025 Financing (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed July 28, 2025 (Accession No. 0001641172-25-021109)).

10.4	Registration Rights Agreement, dated July 22, 2025 (portions redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K) (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed July 28, 2025 (Accession No. 0001641172-25-021109)).

10.5	Security Agreement, dated July 22, 2025, among ProPhase Labs, Inc., its subsidiaries, and the investors (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed July 28, 2025 (Accession No. 0001641172-25-021109)).

10.6	Transfer Agent Reservation Letter, dated July 22, 2025 (portions redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K) (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed July 28, 2025 (Accession No. 0001641172-25-021109)).

10.7	Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed August 15, 2025 (Accession No. 0001641172-25-024375 ))

10.8	2025 Equity Incentive Plan (incorporated by reference to Appendix B of the Company’s Proxy Statement on Schedule 14A filed August 15, 2025 (Accession No. 0001641172-25-024375 )).

10.9	ThinkEquity Engagement Letter portions redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on September 18, 2025 (Accession No. 0001493152-25-014057))

10.10	At-the-Market Sales Agreement, dated as of October 9, 2025, by and between ProPhase Labs, Inc. and WestPark Capital, Inc. (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed on October 15, 2025 (Accession No. 0001493152-25-018123))

99.1	Press Release dated July 21, 2025, ProPhase Labs Board of Directors Authorizes Management to Explore Strategic Reverse Merger and Approves Crypto Treasury Initiative (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed July 21, 2025 (Accession No. 0001641172-25-020357)

99.2	Press Release dated July 23, 2025, ProPhase Labs Announces Closing of $3 Million Senior Secured Convertible Notes Financing (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed July 23, 2025 (Accession No. 0001641172-25-020651)).

99.3	Press Release dated July 29, 2025, regarding Special Meeting of shareholders and preliminary proxy filing (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed July 29, 2025 (Accession No. 0001641172-25-021262)).

99.4	Press Release dated August 13, 2025, ProPhase Labs Announces Financial Results for the Three and Six Months Ended June 30, 2025 (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on August 13, 2025 (Accession No. 0001641172-25-023344)).

99.5	Press Release dated August 19, 2025, ProPhase Labs Announces Filing of Definitive Proxy Statement and New Date for Special Meeting of Shareholders (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on August 19, 2025 (Accession No. 0001641172-25-024730))

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	Inline XBRL Instance Document

101.SCH#	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProPhase Labs, Inc.

	By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: July 09, 2026

