Form 10-Q
period 2026-06-30
ProPhase Labs, Inc.
filed 2026-08-19
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding shares as of August 17, 2026
Common Stock, $0.0005 par value	15,592,556

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$20	$90
Accounts receivable, net	1,543	1,536
Inventory, net	70	70
Prepaid expenses and other current assets	1,169	1,454
Total current assets	2,802	3,150

Property, plant and equipment, net	1,392	2,032
Investment in unconsolidated affiliates	43,219	43,491
Prepaid expenses, net of current portion	150	61
Intangible assets, net	5,876	7,167
Goodwill	3,968	3,968
Other assets	2	2
TOTAL ASSETS	$57,409	$59,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,810	$12,961
Accounts payable to unconsolidated affiliates	27,563	27,600
Accrued advertising and other allowances	50	50
Finance lease liabilities	3,449	2,824
Short-term loan payable, net of discount of $171 and $451, respectively	4,523	4,418
Short-term loan payable to related party, net of discount of $0 and $132, respectively	625	493
Short-term convertible notes payable, net of discount of $451 and $157, respectively	438	244
Derivative liability	680	50
Deferred revenue	1,438	1,501
Income tax payable	791	281
Other current liabilities	2,720	2,659
Total current liabilities	58,087	53,081
Non-current liabilities:
Due to sellers (see Note 3)	2,000	2,000
Deferred revenue, net of current portion	348	643
Finance lease liabilities, net of current portion	85	639
Total non-current liabilities	2,433	3,282
Total liabilities	60,520	56,363

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity (deficit)
Preferred stock authorized 1,000,000, $0.0005 par value, no shares issued and outstanding	-	-
Common stock authorized 1,000,000,000, $0.0005 par value, 14,016,024 and 8,966,406 shares outstanding, respectively	7	4
Additional paid-in capital	128,085	126,481
Accumulated deficit	(81,362)	(73,136)
Treasury stock, at cost, 869,208 and 869,208 shares, respectively (1)	(49,643)	(49,643)
Accumulated other comprehensive loss	(198)	(198)
Total stockholders’ equity (deficit)	(3,111)	3,508
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFECIT)	$57,409	$59,871

(1)	Net of 600,000 collateral shares. See Note 5.

See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues, net	1,011	$1,247	2,180	$2,678
Cost of revenues	785	513	1,659	1,418
Gross profit	226	734	521	1,260

Operating expenses:
General and administration	2,871	4,624	5,592	8,716
Research and development	-	4	-	101
Total operating expenses	2,871	4,628	5,592	8,817
Loss from operations	(2,645)	(3,894)	(5,071)	(7,557)

Other income (expenses)
Loss from investment in unconsolidated affiliates	(47)	-	(272)	-
Change in fair value of warrant liability	-	(40)	-	(40)
Change in fair value of derivative liability	(13)	-	(99)	-
Interest expense	(791)	(587)	(1,442)	(1,126)
Debt extinguishment loss	398	(287)	120	(718)
Income (loss) from disposal of fixed assets	-	(823)	6	(868)
Loss on issuance of debt	-	-	(12)
Employee retention tax credit income	-	1,938	-	1,938
Other expense	59	-	(70)	-
Loss from operations before income taxes	(3,039)	(3,693)	(6,840)	(8,371)
Income tax expense	(12)	(779)	(1,386)	(779)
Loss from continuing operations after income taxes	(3,051)	(4,472)	(8,226)	(9,150)
Discontinued operations:
Loss from discontinued operations, net of tax	-	-	-	(102)
Gain from disposal of discontinued operations	-	-	-	8,746
Income from discontinued operations	-	-	-	8,644
Net loss	$(3,051)	$(4,472)	$(8,226)	$(506)

Other comprehensive income:
Unrealized gain on marketable debt securities	-	2	-	2
Total comprehensive loss	$(3,051)	$(4,470)	$(8,226)	$(504)

Net earnings (loss) per share:
Loss from continuing operations, basic and diluted	$(0.22)	$(1.08)	$(0.62)	$(2.38)
Income from discontinued operations, basic and diluted	$-	$-	$-	$2.25
Net loss (earnings) per share, basic and diluted	$(0.22)	$(1.08)	$(0.62)	$(0.13)

Weighted average common shares outstanding:
Basic	14,016	4,154	13,171	3,840
Diluted	14,016	4,154	13,171	3,840

See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	For the Three Months Ended June 30, 2026
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 1, 2026	14,016,024	$7	$127,710	$(78,311)	$(49,643)	$(198)	$(435)
Stock-based compensation	-	-	375	-	-	-	375
Net loss	-	-	-	(3,051)	-	-	(3,051)
Balance as of June 30, 2026	14,016,024	$7	$128,085	$(81,362)	$(49,643)	$(198)	$(3,111)

	For the Three Months Ended June 30, 2025
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Subscription Receivable	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 1, 2025	41,541,205	$29	$119,837	$(480)	$(54,427)	$(49,643)	$(198)	$15,118
Issuance of common stock for cash, net of offering cost of $200	-	-	(200)	480	-	-	-	280
Stock-based compensation (including $341 in prepaid expense)	-	-	508			-	-	508
Unrealized gain on marketable securities	-	-	-	-	-	-	2	2
Net loss	-	-	-		(4,472)	-	-	(4,472)
Balance as of June 30, 2025	41,541,205	$29	$120,145	$-	$(58,899)	$(49,643)	$(196)	$11,436

	For the Six Months Ended June 30, 2026
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2026	8,966,405	$4	$126,481	$(73,136)	$(49,643)	$(198)	$3,508
Issuance of common stock for cash, net of offering cost of $30	163,900	-	41	-	-	-	41
Issuance of common stock as commitment fee for future financing	549,105	-	-	-	-	-	-
Issuance of common shares and warrants in conjunction with debt issuance	155,000	-	32	-	-	-	32
Issuance of common stock to convert outstanding debt	4,181,614	3	766	-	-	-	769
Stock-based compensation	-	-	765	-	-	-	765
Net loss	-	-	-	(8,226)	-	-	(8,226)
Balance as of June 30, 2026	14,016,024	$7	$128,085	$(81,362)	$(49,643)	$(198)	$(3,111)

	For the Six Months Ended June 30, 2025
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2025	29,874,029	$23	$129,921	$(58,393)	$(64,000)	$(198)	$7,353
Issuance of common stock for cash, net of offering cost of $275	11,315,000	6	(10,805)	-	14,357	-	3,558
Issuance of common stock as commitment fee for future financing	352,176	-	-	-	-	-	-
Stock-based compensation (including $341 in prepaid expense)	-	-	1,029		-	-	1,029
Unrealized gain on marketable securities	-	-	-	-	-	2	2
Net loss	-	-	-	(506)	-	-	(506)
Balance as of June 30, 2025	41,541,205	$29	$120,145	$(58,899)	$(49,643)	$(196)	$11,436

See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the six months ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net loss from continuing operations	$(8,226)	$(506)
Less: income (loss) from discontinued operations, net of tax	-	8,644
Net loss from continuing operations	(8,226)	(9,150)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,925	2,831
Amortization of debt discount	1,236	849
Amortization on operating lease right-of-use assets	-	210
Loss from investment in unconsolidated affiliates	272	-
Loss on issuance of debt	12	-
Loss from lease termination	-	1,357
(Gain) loss from disposal of fixed assets	(6)	868
Employee retention tax credit income	-	(1,549)
Stock-based compensation expense	765	1,029
Change in fair value of derivative liability	99	-
Change in fair value of warrant liability	-	40
Debt extinguishment loss	(120)	718
Changes in operating assets and liabilities:
Accounts receivable	(7)	(28)
Inventory	-	313
Prepaid expenses and other current assets	196	(803)
Accounts payable and accrued expenses	2,737	448
Accrued diagnostic services	-	44
Deferred revenue	(358)	(410)
Lease liabilities	71	(29)
Income tax payable	510	(613)
Other liabilities	68	(350)
Net cash used in operating activities - continuing operations	(826)	(4,225)
Net cash provided by operating activities - discontinued operations	-	597
Net cash used in operating activities	(826)	(3,628)

Cash flows from investing activities
Proceeds from sale of fixed assets	12	120
Net cash provided by investing activities - continuing operations	12	120
Net cash provided by investing activities - discontinued operations	-	800
Net cash provided by investing activities	12	920

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

Continued

	For the six months ended
	June 30, 2026	June 30, 2025
Cash flows from financing activities
Proceeds from issuance of common shares, net	41	3,558
Proceeds from issuance of note payable, net	493	687
Proceeds from issuance of convertible notes payable	392	-
Proceeds from issuance of note payable to related party	-	500
Repayment of note payable	(182)	(2,511)
Net cash provided by financing activities - continuing operations	744	2,234
Net cash used in financing activities - discontinued operations	-	(35)
Net cash provided by financing activities	744	2,199

Decrease in cash and cash equivalents	(70)	(509)
Cash and cash equivalents at the beginning of the period	90	678
Cash and cash equivalents at the end of the period	$20	$169

Supplemental disclosures:
Cash paid for income taxes	$12	$347
Interest payments	$30	$672

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock as commitment fee for future financing	$-	$158
Issuance of common stock to convert outstanding debt	$769	$-
Issuance of liability classified warrants associated with notes payable	$-	$230
Net unrealized gain, investments in marketable debt securities	$-	$(2)

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2026, the Company had minimal cash resources and a significant working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s plans do not alleviate this substantial doubt.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America (“GAAP”) for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive loss and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

Upon deconsolidation, the Company derecognizes the assets and liabilities of the subsidiary from the consolidated balance sheet at their carrying amounts at the date when control is lost. Any retained noncontrolling equity investment in the former subsidiary is remeasured to its fair value at the date control is lost. This fair value becomes the initial carrying amount of the retained investment. See Note 14 for discussion regarding the voluntary bankruptcy filing by the Company’s fully owned subsidiaries.

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

In September 2025, the FASB issued ASU No. 2025 - 06, Intangibles - Goodwill and Other - Internal - Use Software (“ASU 2025 - 06”), which amends the guidance for accounting for software costs to reflect current software development practices, including iterative and agile methodologies, by removing references to development stages. It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025 - 06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The amendments may be applied either prospectively, retrospectively, or utilizing a modified transition approach. The Company is currently assessing the impact of ASU 2025 - 06 on its condensed consolidated financial statements and disclosures.

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

In addition to the consideration paid at closing, the Company will issue shares of common stock valued at $2.0 million (the “Milestone Stock”) to the Stella Sellers upon a Commercialization Event (as defined in the Stella Purchase Agreement). The Milestone stock was recorded at closing as a non-current liability at its fair value of $2.0 million. Also, the Company is required to pay to the Stella Sellers for each of the seven calendar years during the seven year period commencing on the first day of the calendar year following the date of the Commercialization Event, a non-refundable, non-creditable royalty of 5% of the Adjusted Gross Margin for such Annual Period. As of June 30, 2026, the Commercialization Event had not occurred.

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

Note 4 - Intangible Assets, Net

Intangible assets as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30,	December 31,	Estimated Useful
	2026	2025	Life (in years)
Trade names	$5,550	$5,550	15
Proprietary intellectual property	11,064	11,064	5
Customer relationships	1,180	1,180	1
	17,794	17,794
Less: accumulated amortization	(11,918)	(10,627)
Total intangible assets, net	$5,876	$7,167

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Amortization expense for acquired intangible assets was $0.6 million and $0.6 million during the three months ended June 30, 2026 and 2025, respectively. The estimated future amortization expense of acquired intangible assets as of June 30, 2026 is as follows (in thousands):

Remaining periods in 2026	$959
Year ended December 31, 2027	1,731
Year ended December 31, 2028	370
Year ended December 31, 2029	370
Year ended December 31, 2030	370
Thereafter	2,076
$5,876

Note 5 - Outstanding Debt

2026 Convertible Notes

On January 13, 2026, the Company entered into a securities purchase agreement (the “January Debtfund Agreement”) with Debtfund L.P. (“Debtfund”) providing for the issuance of a 10% convertible promissory note (the “January Debtfund Note”) in the principal amount of $240,000. The January Debtfund Note permits Debtfund to convert outstanding principal and accrued interest into shares of common stock at a conversion price that is 75% of the trailing five-day volume weighted average price (“VWAP”) immediately preceding the respective conversion date. The Company received cash proceeds of $190,000, which is net of original issue discount of $40,000 and issuance cost of $10,000. The January Debtfund Note has a maturity date on January 13, 2027. Total payments of $264,000 will be made in four monthly installment payments, which won’t be started until July 13, 2026 in accordance with the payment schedule pursuant to the note agreement. In consideration for entering into the January Debtfund Agreement, the Company also issued 80,000 shares of common stock to the Investor in connection with the January Debtfund Note.

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

2026 Short-term Loans

During the six months ended June 30, 2026, the Company entered into several six-months promissory notes (the “Notes”) with multiple individual investors (the “Lenders”) with an aggregate principal amount of $187,500. The Notes carry an original issue discount of $37,500. In the event that the Company’s CEO or any director, officer, or member of management of the Company participates in any conversion of bona fide indebtedness owed by the Company into equity securities of the Company, whether pursuant to a debt-to-equity exchange, recapitalization, restructuring, or similar transaction, the Lenders shall have the option, exercisable in the Lender’s sole discretion, to convert any or all outstanding amounts owed under this Note into the same class of securities, on the same economic terms, conversion price(s), and material conditions as those provided to the Company’s CEO or such participating director, officer, or member of management.

2026 Future Receipts Financing Agreements

On March 17, 2026, the Company entered into an agreement of sale of future receipts (“First 2026 Future Receipts Financing Agreement”) with Legendary Funding Group, LLC (“Legendary”) by which Legendary purchased from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price was $80,000, which was paid to the Company on March 18, 2026, net of a $3,450 origination fee. The Company also incurred a $36,000 brokerage fee. The First 2026 Future Receipts Financing Agreement requires eighteen weekly payments of $6,444 for a total repayment of $116,000 over the term of the agreement. As of June 30, 2026, the outstanding balance under the First 2026 Future Financing Agreement was approximately $29,000, net of $3,000 unamortized debt discount.

On March 17, 2026, the Company entered into an agreement of sale of future receipts (“Second 2026 Future Receipts Financing Agreement”) with Immediate Capital Solutions LLC (“Immediate Advances”) by which Immediate Advances purchased from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price was $220,000, which was paid to the Company on March 18, 2026, net of a $8,800 origination fee. The Company also incurred a $69,000 brokerage fee. The Second 2026 Future Receipts Financing Agreement requires twenty-five weekly payments of approximately $11,000 for a total repayment of $289,000 over the term of the agreement. As of June 30, 2026, the outstanding balance under the Second 2026 Future Financing Agreement was approximately $179,000, net of $37,000 unamortized debt discount.

On June 4, 2026, the Company entered into another agreement of sale of future receipts (“Third 2026 Future Receipts Financing Agreement”) with Legendary by which Legendary purchased from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price was $60,000, which was paid to the Company on June 5, 2026, net of a $6,000 origination fee. The Company also incurred a $30,000 brokerage fee. The Third 2026 Future Receipts Financing Agreement requires sixteen weekly payments of $5,625 for a total repayment of $90,000 over the term of the agreement. As of June 30, 2026, the outstanding balance under the Third 2026 Future Financing Agreement was approximately $57,000, net of $27,000 unamortized debt discount.

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

2025 Short-term Loans

On August 1, 2025, the Company entered into a note agreement with an individual investor (the “Holder”) for cash proceeds of $100,000 (the “First August 2025 Note”), which is net of an original issue discount of $15,000. The First August 2025 Note is due on May 30, 2026. Total payments of $126,750 will be made in four monthly installment payments effective on January 30, 2026 in accordance with the payment schedule pursuant to the note agreement. On January 23, 2026, the Company and the Holder entered into an amendment (the “Amended First August 2025 Note”), pursuant to which at the Holder’s option, the First August 2025 Note is convertible into the Company’s common stock at a conversion price at 65% of the lowest traded price over the ten prior trading days immediately preceding the respective conversion date. The optional redemption includes an exercise contingency, which fails the equity classification guidance in ASC 815 and is thus precluded from being classified in equity. Therefore, the embedded derivatives are required to be bifurcated from the Amended First August 2025 Note and accounted for at fair value at each reporting date. A fair value of $129,000 was determined for the embedded derivative liabilities. The embedded derivative liabilities will be re-measured to fair value each reporting period until settlement (see Note 15). The amendment was accounted for as a debt modification. The Company recognized approximately $112,000 additional debt discount as of the amendment date. During the six months ended June 30, 2026, the Holder converted $62,000 of the Amended First August 2025 Note into 813,362 shares of the Company’s common stock. The aggregate fair value of the common stock issued on the conversion date was approximately $113,000. The Company also extinguished approximately $51,000 embedded derivative liability upon the conversion. As of June 30, 2026, the Amended First August 2025 Note is past due.

On August 14, 2025, the Company entered into a note agreement with an individual investor for cash proceeds of $150,000 (the “Second August 2025 Note”). The Second August 2025 Note is due on August 14, 2026 and requires the Company to make interest only quarterly payments in the amount of $9,452 with a $159,452 balloon payment at the end of the term.

On August 1, 2025 and September 11, 2025, the Company entered into two note agreements (collectively the “Third August 2025 Notes”) with same individual investor (the “Lender”) for an aggregate cash proceeds of $400,000, which is net of original issue discount and issuance cost of $76,000. The Third August 2025 Notes has a 10 months term. Total payments of $528,000 will be made in four monthly installment payments, which won’t be started until 6 months from the issuance date in accordance with the payment schedule pursuant to the note agreements. On January 23, 2026, the Company and the Lender entered into an amendment to amend the note that was issued on August 1, 2025 (the “Amended Note”) with principal amount of $238,000, pursuant to which at the Lender’s option, the Amended Note is convertible into the Company’s common stock at a conversion price at 65% of the lowest traded price over the ten prior trading days immediately preceding the respective conversion date. The amendment was accounted for as a debt modfication. The optional redemption includes an exercise contingency, which fails the equity classification guidance in ASC 815 and is thus precluded from being classified in equity. Therefore, the embedded derivatives are required to be bifurcated from the Amended August Note and accounted for at fair value at each reporting date. A fair value of $289,000 was determined for the embedded derivative liabilities. The embedded derivative liabilities will be re-measured to fair value each reporting period until settlement (see Note 15). The Company recognized approximately $227,000 additional debt discount as of the amendment date. During the six months ended June 30, 2026, the Lender converted $85,000 of the Amended August Note into 1,010,875 shares of the Company’s common stock. The aggregate fair value of the common stock issued on the conversion date was approximately $144,000. The Company also extinguished approximately $59,000 embedded derivative liability upon the conversion. As of June 30, 2026, the Amended Note is past due.

On November 6, 2025, the Company entered into a note agreement ( the “November 2025 Note”) with an individual investor for an aggregate cash proceeds of $135,000, which is net of original issue discount and issuance cost of $28,000. The November 2025 Notes has a 10 months term. Total payments of $181,000 will be made in four monthly installment payments, which won’t be started until 6 months from the issuance date in accordance with the payment schedule pursuant to the note agreements. On May 11, 2026, the Company and the lender entered into an amendment to amend the November 2025 Note (the “Amended November 2025 Note”), pursuant to which at the Lender’s option, the Amended November 2025 Note is convertible into the Company’s common stock at a conversion price at 65% of the lowest traded price over the ten prior trading days immediately preceding the respective conversion date. The amendment was accounted for as a debt modification. The optional redemption includes an exercise contingency, which fails the equity classification guidance in ASC 815 and is thus precluded from being classified in equity. Therefore, the embedded derivatives are required to be bifurcated from the Amended November 2025 Note and accounted for at fair value at each reporting date. A fair value of $177,000 was determined for the embedded derivative liabilities. The embedded derivative liabilities will be re-measured to fair value each reporting period until settlement (see Note 15). The Company recognized approximately $156,000 additional debt discount as of the amendment date.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The August Future Receipts Financing Agreements require twelve monthly payments of $120,083 for a total repayment of $1.4 million over the term of the agreement. No payment has been made as of June 30, 2026.

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

During the six months ended June 30, 2026, the Company recognized an aggregate of $136,000 interest expense from the amortization of debt discount using the effective interest rate method. As of June 30, 2026, the outstanding balance under the August Future Financing Agreement was $1.3 million, net of debt discount of $41,000.

September 2025 Future Receipts Financing Agreements and Settlement

On September 29, 2025, the Company entered into an agreement of sale of future receipts (“September Future Receipts Financing Agreement”) with Stage Advance, LLC (“Stage Advance”) by which Stage Advance purchased from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price was $330,000, which was paid to the Company on September 29, 2025, net of a $6,600 origination fee. The Company also incurred a $77,000 brokerage fee. The September Future Receipts Financing Agreement requires twenty weekly payments of $19,800 for a total repayment of $396,000 over the term of the agreement. During the six months ended June 30, 2026, the Company recognized an aggregate of $35,000 interest expense from the amortization of debt discount using the effective interest rate method.

On April 1, 2026 (the “Settlement Date”), the Company entered into a resolution agreement with a collection agent (the “Agent”) to settle the outstanding balance with Stage Advance. The Company agreed to pay the Agent an aggregate amount of $75,000, including $28,000 service fee in 42 semi-monthly payments to settle the outstanding balance of $158,000. The Company recognized a debt extinguishment gain of $83,000 as of the Settlement Date. As of June 30, 2026, the Company had settlement liability of $68,000.

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

During the six months ended June 30, 2026, the Investors converted approximately $386,000 of the July 2025 Notes, including $7,000 accrued interest into 2,357,376 shares of the Company’s common stock. The aggregate fair value of the common stock issued on the conversion date was approximately $511,000, which resulted a debt extinguishment loss of approximately $126,000. The Company also extinguished approximately $126,000 embedded derivative liability upon the conversion, which was recognized as debt extinguishment gain on the condensed consolidated statement of operations.

During the three and six months ended June 30, 2026, the Company recognized an aggregate of $15,000 and $156,000 interest expense from the amortization of debt discount using the effective interest rate method, respectively. As of June 30, 2026, the remaining outstanding balance for the July 2025 Notes were approximately $22,000.

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

The Company elected to account for the ERC by analogy to IAS 20 when there was reasonable assurance of receipt, which was determined to be when the approval was received by the IRS. During the year ended December 31, 2025, the Company received approval for all refunds from the IRS in the amount of $2.2 million, of which $1.9 million was passed through to the Buyer and settled a portion of the ERC note and is included in other income on the condensed consolidated statements of operations, and the remaining of $272,000 was offset the Company’s outstanding tax liability by the IRS. The offset against the IRS liabilities triggered the Seller’s put back right, and therefore the Company is required to repurchase back this portion at 85% at $231,000. As of June 30, 2026, the remaining outstanding balance under the Agreement was approximately $231,000.

Collateralized Loan Agreement

On November 21, 2024 the Company entered into a financing agreement (the “2024 Collateralized Loan Agreement”) with CJEF Capital Partners PTE Ltd. (“CJEF”), to provide the Company with loan funding to be secured by 600,000 shares of common stock (the “2024 Collateralized Loan”). Funding is to be provided in tranches and shall mature 2 years from date of funding. Collateral retained by CJEF will be pledged and utilized to secure each funding and to be retained until all principal and interest have been paid. Interest will accrue on the outstanding principal amount of the 2024 Collateralized Loan at 6% per annum (payable semi-annually in advance) and an arranger fee of 5% will be retained by CJEF from Loan proceeds. As of June 30, 2026, the Company has been provided funding of $500,000 against the 2024 Collateralized Loan agreement, with the entire balance remaining outstanding.

On October 14, 2025, the Company entered into a Share Financing Agreement (the “2025 Collateralized Loan Agreement”) with Oceanview Consultant Partners Ltd. (“Oceanview”), to provide the Company with loan financing funding to be secured by Company’s common shares (the “2025 Collateralized Loan”). Funding is to be provided in tranches and shall mature 1 year from date of funding. the Company has been provided funding of $900,000 against the 2025 Collateralized Loan, with the entire balance remaining outstanding. As of June 30, 2026, approximately 1,360,000 common shares have been issued to secured the 2025 Collateralized Loan. Collateral retained by Oceanview will be pledged and utilized to secure each funding and is to be retained until all principal and interest have been paid. Interest will accrue on the outstanding principal amount of the Collateralized Loan at 6% per annum, with interest only payable monthly and an arranger fee of 6% will be retained by Oceanview from Loan proceeds.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 - Stockholders’ Equity

Preferred Stock

The preferred stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of June 30, 2026 and December 31, 2025, no shares of preferred stock had been issued.

Common Stock Dividends

No dividends were declared during the six months ended June 30, 2026 and 2025.

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

During the six months ended June 30, 2026, the Company issued 163,900 shares of common stock pursuant to the 2025 Sales Agreement. The Company received cash proceeds of $40,000, which was net of issuance cost of $30,000.

2026 Equity Line of Credit - Generating Alpha

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

During the six months ended June 30, 2026, the Company did not issue any shares of common stock pursuant to the Agreement.

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

During the six months ended June 30, 2026, no stock options were issued under the 2025 Directors’ Plan.

As of June 30, 2026, the number of shares authorized for issuance under the 2025 Directors Plan was 60,000, which included the number of shares available under the 2022 Directors Plan immediately prior the stockholder approval of the 2025 Directors’ Plan as described below.

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

During the six months ended June 30, 2026, no stock options were issued under the 2025 Directors’ Plan.

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

During the six months ended June 30, 2026, no stock options were issued under the 2025 Plan.

As of June 30, 2026, the number of shares authorized for issuance under the 2025 Plan was 233,203, which included the number of shares available under the 2022 Plan immediately prior to the stockholder approval of the 2025 Plan as described below.

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

During the six months ended June 30, 2026, no  stock options issued under the 2025 Plan.

There were 3,375 shares of common stock available to be issued under the 2022 Plan immediately prior the stockholder approval of the 2025 Plan.

Summary of all option grants

The following table summarizes stock option activity during the six months ended June 30, 2026, (in thousands, except per share data).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2026	478	$48.60	4.6	$-
Granted	-	-
Forfeited/expired	-	-
Outstanding as of June 30, 2026	478	$48.60	4.1	$-
Options vested and exercisable	359	$53.76	3.7	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.09 for the Company’s common stock on June 30, 2026.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock Warrants

The following table summarizes warrant activity during the six months ended June 30, 2026 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2026	757	$9.58	4.4
Granted	240	-	5.3
Outstanding as of June 30, 2026	997	7.27	4.2
Warrants vested and exercisable	997	$7.27	4.2

During the six months ended June 30, 2026, the Company granted warrants to purchase 240,369 shares of the Company’s common stock in connection with entering into the 2026 Equity Line of Credit agreement as a commitment fee. The warrant has an exercise price of $0.00 per share and is exercisable on a cashless basis, subject to customary ownership limitations. The fair value of the warrants was $0.16 per share which was equal to the stock price on the issuance date.

The Company recognized approximately $376,000 and $508,000 of share-based compensation expense during the three months ended June 30, 2026 and 2025, respectively. The Company recognized approximately $0.8 million and $1.0 million of share-based compensation expense during the six months ended June 30, 2026 and 2025, respectively. The Company will recognize an aggregate of approximately $2.1 million of remaining share-based compensation expense related to outstanding stock options over a weighted average period of 2.2 years.

Note 7 - Income Taxes

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

Note 8 - Commitments and Contingencies

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

In connection with the Linebacker License Agreement, the Company did not incur any expenses for the six months ended June 30, 2026 and 2025, respectively. No clinical studies have begun under this agreement.

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

In connection with the license agreement relating to Equivir, the Company did not incur any expenses for the six months ended June 30, 2026 and 2025, respectively.

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

For the six months ended June 30, 2026 and 2025, we did not incur any expenses related to the BE-Smart™ license agreement.

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

Management evaluates litigation contingencies on a quarterly basis in accordance with ASC 450, Contingencies. As of June 30, 2026, amounts have been accrued for matters where a loss is considered probable and reasonably estimable. For other matters, management either believes an unfavorable outcome is not probable or cannot reasonably estimate the possible loss or range of loss. Accordingly, no additional accruals have been recorded. The ultimate resolution of these matters could differ from current estimates and may have a material effect on future operating results, cash flows, or financial position.

Note 9 - Leases

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

As a result of the deconsolidation of PDX (see Note 14), the operating lease liability and right-of-use asset associated with the New Jersey operating lease was derecognized on the Company’s condensed consolidated balance sheet as of June 30, 2026.

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

At June 30, 2026 and December 31, 2025, the Company had finance lease liabilities of approximately $3.5 million and $3.5 million, respectively, and finance lease assets within property and equipment, net of approximately $1.3 million and $2.0 million, respectively, which were included in the condensed consolidated balance sheets.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following summarizes quantitative information about our operating leases (amounts in thousands):

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating leases:
Operating lease expense	$-	$165	$-	$404
Total operating lease expense	$-	$165	$-	$404
Finance leases:
Interest lease cost	$32	$75	$70	$158
Depreciation expense	317	392	634	784
Total finance lease expense	$349	$467	$704	$942

Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	For the six months ended
	June 30, 2026	June 30, 2025
Operating cash flows used in operating leases	$-	$(1)

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term – operating leases (in years)	-	-
Weighted-average remaining lease term – finance leases (in years)	1.6	2.1
Weighted-average discount rate – operating leases	N/A	N/A
Weighted-average discount rate – finance leases	7.43%	7.43%
Finance lease asset (1)	$1,343	$1,977

(1)	As of June 30, 2026 and December 31, 2025, the Company had recorded accumulated depreciation of approximately $3.7 million and $3.1 million for the finance lease asset, respectively. Finance lease assets are recorded within property and equipment, net on the Company’s Condensed Consolidated Balance Sheets.

Maturities of the Company’s remaining finance lease are as follows (in thousands):

Finance Lease
Remaining periods in 2026	$2,774
Year Ended December 31, 2027	824
Total lease payments	3,598
Less present value discount	(64)
Total	$3,534

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table is a summary of segment information for three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net revenues
Diagnostic services	$-	$-	$-	$-
Consumer products	1,011	1,247	2,180	2,678
Consolidated net revenue	1,011	1,247	2,180	2,678
Cost of revenue
Diagnostic services	-	112	-	344
Consumer products	785	401	1,659	1,074
Consolidated cost of revenue	785	513	1,659	1,418
Depreciation and amortization expense
Diagnostic services	-	205	-	539
Consumer products	623	805	1,245	1,612
Total Depreciation and amortization expense	623	1,010	1,245	2,151
Operating and other expenses		-		-
Diagnostic services	-	1,560	-	1,728
Consumer products	760	211	1,271	1,272
Unallocated corporate	1,882	1,646	4,845	4,480
Total operating and other expenses	2,642	3,417	6,116	7,480
Income (loss) from operations, before income taxes
Diagnostic services	-	(1,877)	-	(2,611)
Consumer products	(1,157)	(170)	(1,995)	(1,280)
Unallocated corporate	(1,882)	(1,646)	(4,845)	(4,480)
Total loss from operations, before income taxes	(3,039)	(3,693)	(6,840)	(8,371)
Income tax expense	(12)	(779)	(1,386)	(779)
Total loss from operations, after income taxes	(3,051)	(4,472)	(8,226)	(9,150)
Net loss from continuing operations	$(3,051)	$(4,472)	$(8,226)	$(9,150)

The following table is a summary of segment information as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	June 30,	December 31,
	2026	2025
ASSETS
Consumer products	$10,309	$11,614
Unallocated corporate	47,100	48,257
Total assets	$57,409	$59,871

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands):

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Loss from continuing operations after income taxes	$(3,051)	$(4,472)	$(8,226)	$(9,150)
Income from discontinued operations, net of tax	-	-	-	8,644
Net loss	$(3,051)	$(4,472)	$(8,226)	$(506)
Weighted average common shares outstanding:
Basic	14,016	4,154	13,171	3,840
Diluted	14,016	4,154	13,171	3,840
Net earnings (loss) per share:
Loss from continuing operations, basic and diluted	$(0.22)	$(1.08)	$(0.62)	$(2.38)
Income from discontinued operations, basic and diluted	$-	$-	$-	$2.25
Net loss (earnings) per share, basic and diluted	$(0.22)	$(1.08)	$(0.62)	$(0.13)

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table represents the number of securities excluded from the income per share computation as a result of their anti-dilutive effect (in thousands):

	For the three months ended		For the six months ended
Anti-dilutive securities	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Common stock purchase warrants	997	174	997	174
Stock options	478	445	478	445
Convertible notes	13,773	-	13,773	-
Anti-dilutive securities	15,248	619	15,248	619

Note 12 - Related Parties

The Company’s President of Nebula Genomics, Inc., is a related party to the Company’s Chairman and Chief Executive Officer. For the three months ended June 30, 2026 and 2025, there were no payments made to the Executive Vice President outside compensation and benefits for the position held at the Company.

On February 18, 2025, the company announced that Stuart Hollenshead was appointed to serve as Chief Operating Officer of the Company, effective on February 17, 2025. Mr. Hollenshead resigned his COO position effective July 31, 2025 and resumed his prior role with the Company in the role as a marketing consultant. Mr. Hollenshead serves as CEO of 10PM Curfew. The Company received consulting services from 10PM Curfew on an ongoing basis. For the three months ended June 30, 2026 and 2025, the Company did not incur any consulting services from 10pm Curfew. Amounts payable 10PM Curfew as of June 30, 2026 was zero. The Company continues to utilize 10PM Curfew for consulting services.

On June 22, 2025, the Company entered into a loan agreement with Ted Karkus, the Company’s Chief Executive Officer and the Chairman of the Board of Directors, pursuant to which the Company issued a twelve-month non-convertible promissory note in the principal amount of $625,000. The Company also issued 500,000 unvested warrants in conjunction with the note agreement. See Note 5 for detail description regarding the CEO Loan and the CEO Warrants.

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

Deconsolidation of Bankrupt Subsidiaries

In order to deconsolidate PDX, the carrying values of the assets and liabilities of PDX were removed from the Company’s condensed consolidated balance sheet as of September 22, 2025, in accordance with ASC 810, Consolidation. The net impact with removing the assets and liabilities held at PDX resulted in the recognition of the investment in unconsolidated affiliates of $43.7 million, and a payable to unconsolidated affiliates of $27.7 million on the Company’s condensed consolidated balance sheet as of September 30, 2025. Subsequent to the deconsolidation, the Company will account for the equity interest in PDX under the equity method of accounting as the Company is deemed to still have significant influence over PDX. For the three and six months ended June 30, 2026, the Company recognized approximately $48,000 and $273,000 loss from investment in PDX, respectively.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

All post-deconsolidation activities between the Company and PDX are reported as third-party transactions recorded within the Company’s Unaudited Condensed Consolidated Statement of Operations. Since the Petition Date, there were no material transactions between the Company and PDX.

Treatment of Intercompany Balances

The Company had total payables to PDX of approximately $27.6 million and $27.7 million as of June 30, 2026 and December 31, 2025, respectively.

Original Joint Plan of Reorganization

On June 29, 2026, PDX filed their Original Joint Plan of Reorganization (the “Plan”) with the Bankruptcy Court. The Plan provides for the restructuring and payment of all allowed claims, including administrative expenses, priority tax claims, secured claims, and general unsecured claims. The Plan is funded by revenues from ongoing operations and the collection of receivables. Upon confirmation and effectiveness of the Plan, PDX will continue to operate as reorganized entities, with current management, including the Company’s CEO Ted Karkus, remaining in place.

Note 15 - Fair Value Measurements

The following table presents the fair value of the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$680	$680

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$-	$50	$50

There were no transfers between Level 1, 2 or 3 during the six-month period ended June 30, 2026.

The following table presents changes in Level 3 liabilities measured at fair value for the six-month period ended June 30, 2026. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

Derivative liability
Balance at January 1, 2026	$50
Issuance of convertible debt	308
Debt amendment	595
Redemptions	(372)
Change in fair value	99
Balance at June 30, 2026	$680

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Black-Scholes option pricing model and Monte-Carlo simulation measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026	As of December 31, 2025
Exercise price	$0.07	$0.76
Expected term (years)	0.4	0.6
Expected stock price volatility	184.6%	125.0%
Risk-free rate of interest	4.0%	3.5%
Expected dividend yield (per share)	0%	0%

Note 16 - Subsequent Events

On July 1, 2026, the Company entered into several six-months promissory notes (the “Notes”) with multiple individual investors (the “Lenders”) with an aggregate principal amount of $60,000. The Notes carry an original issue discount of $15,000. In the event that the Company’s CEO or any director, officer, or member of management of the Company participates in any conversion of bona fide indebtedness owed by the Company into equity securities of the Company, whether pursuant to a debt-to-equity exchange, recapitalization, restructuring, or similar transaction, the Lenders shall have the option, exercisable in the Lender’s sole discretion, to convert any or all outstanding amounts owed under this Note into the same class of securities, on the same economic terms, conversion price(s), and material conditions as those provided to the Company’s CEO or such participating director, officer, or member of management.

On July 8, 2026 (the “Issue Date”), the Company entered into a securities purchase agreement (the “July Labrys SPA”) with Labrys, pursuant to which the Company issued a 10% promissory note (the “July Labrys Note”) with a maturity date of July 8, 2027, in the principal sum of $193,800. The Company received net cash proceeds of $120,000, which is net of original issue discount of $32,300, issuance costs of $11,500, and $30,000 distribution from the flow of funds to partially pay off the March Labrys Note. The July Labrys Note is convertible into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the July Labrys Note) after 180 days after the Issue Date at a conversion price at 80% of the lowest traded price over the ten prior trading days immediately preceding the respective conversion date.

On July 24, 2026 (the “Issue Date”), the Company entered into another securities purchase agreement (the “Second July Labrys SPA”) with Labrys, pursuant to which the Company issued a 10% promissory note (the “Second July Labrys Note”) with a maturity date of July 24, 2027, in the principal sum of $180,000. The Company received net cash proceeds of $50,000, which is net of original issue discount of $30,000, issuance costs of $15,500, and $28,000 distributions from the flow of funds to partially pay off the January Labrys Note and $56,000 distributions from the flow of funds to pay the remaining balance of the March Labrys Note. The Second July Labrys Note is convertible into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Second July Labrys Note) after 180 days after the Issue Date at a conversion price at 80% of the lowest traded price over the ten prior trading days immediately preceding the respective conversion date.

On July 14, 2026, the Company entered into a securities purchase agreement (the “July Debtfund Agreement”) with Debtfund providing for the issuance of a 10% convertible promissory note (the “July Debtfund Note”) in the principal amount of $120,000. The July Debtfund Note permits Debtfund to convert outstanding principal and accrued interest into shares of common stock at a conversion price that is 75% of the trailing five-day volume weighted average price (“VWAP”) immediately preceding the respective conversion date. The Company received cash proceeds of $100,000, which is net of original issue discount of $20,000. The July Debtfund Note has a maturity date on July 14, 2027. Total payments of $132,000 will be made in four monthly installment payments, which won’t be started until January 14, 2027 in accordance with the payment schedule pursuant to the note agreement. In consideration for entering into the July Debtfund Agreement, the Company also issued 150,000 shares of common stock to the Investor in connection with the July Debtfund Note.

On July 21, 2026, the Company issued a 12% Convertible Redeemable Note (the “Silvercrest Note”) in the principal amount of $56,000 to Silvercrest Hybrid Capital LLC (the “Silvercrest”). The Silvercrest Note matures on July 21, 2027, and bears interest at 12% per annum, commencing on the issuance date. The Silvercrest Note contains an original issue discount of $5,600, resulting in net proceeds of $50,400 to the Company. The Silvercrest Note is convertible, at the holder’s option, into shares of the Company’s common stock at a conversion price equal to 60% of the lowest trading price of the common stock for the twenty trading days prior to the date of conversion.

On July 31, 2026, the Company entered into a Loan Agreement (the “Agreement”) with J.J. Astor & Co. (“JJ Astor”) for a secured convertible loan in the principal amount of $2.1 million (the “Secured Convertible Note”) with a maturity date of July 31, 2027. The Company received cash proceeds of $1.0 million, which is net of an original issue discount of $60,000, issuance cost of $120,000 and $300,000 retained by JJ Astor for the first 15 weekly installments of $20,000 each payable under the Agreement. The Company is required to make 37 weekly installment payments of $48,243 each commencing on August 7, 2026.

Between July 1, 2026 and August 17, 2026, certain investors converted approximately $65,000 of the outstanding convertible notes into 1,426,532 shares of the Company’s common stock.

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

On June 17, 2025, we announced the successful completion of a key validation study for the BE-Smart™ molecular diagnostic test. The study demonstrated a technical success rate greater than 95% using esophageal brush cytology samples, confirming the test’s compatibility and reliability with both traditional forceps biopsy and less invasive brush biopsy techniques. Based on these results, we are continuing commercialization of BE-Smart™ as a Laboratory Developed Test (“LDT”) and Research Use Only (“RUO”) product, with steps towards commercialization and broader insurance-backed commercialization targeted for the third quarter of 2026.These timelines are forward-looking statements and are subject to various risks and uncertainties, including, but not limited to, regulatory developments, payer coverage decisions, and market adoption rates.

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

Results of Continuing Operations

Three Months Ended June 30, 2026 as Compared to the Three Months Ended June 30, 2025

For the three months ended June 30, 2026, net revenue was $1.0 million as compared to $1.2 million for the three months ended June 30, 2025. The decrease in revenues was mainly attributable to a decrease in revenues from the sale of supplements. The Company did not generate any revenues from diagnostic services for the three months ended June 30, 2026 and 2025, respectively.

Cost of revenues for the three months ended June 30, 2026 were $0.8 million, which was mainly related to our consumer products. Cost of revenues for the three months ended June 30, 2025 were $0.5 million, comprised of $0.1 million for diagnostic services and $0.4 million for consumer products.

We realized a gross margin of $0.2 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026 and 2025, we realized an overall gross margin of 22.4% and 58.9%, respectively. Gross margin for diagnostic services was zero or not applicable due to no revenue in the 2026 and 2025 comparable periods, respectively. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter and year-to-year production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.

General and administration expenses for the three months ended June 30, 2026 were $2.9 million as compared to $4.6 million for the three months ended June 30, 2025. The decrease in general and administration expenses of $1.7 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was principally related to a decrease in personnel expenses, overhead costs and professional fees.

Research and development costs for the three months ended June 30, 2026 were zero as compared to $4,000 for the three months ended June 30, 2025. The decrease in research and development costs of $4,000 for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was principally due to decreased activities related to product research and field testing as a result of refined focus and efforts.

Interest expense for the three months ended June 30, 2026 was approximately $791,000, compared to $587,000 for the three months ended June 30, 2025. The increase of approximately $204,000 was principally due to the increase of debt discount amortization recognized during the 2026.

As a result of the effects described above, net loss from the continuing operations for the three months ended June 30, 2026 was $3.0 million, or $(0.22) per share, as compared to $4.5 million, or $(1.08) per share, for the three months ended June 30, 2025. Diluted loss per share related to the continuing operations for the three months ended June 30, 2026 and 2025 were $(0.22) per share and $(1.08) per share, respectively.

Six Months Ended June 30, 2026 as Compared to the Six Months Ended June 30, 2025

For the six months ended June 30, 2026, net revenue was $2.2 million as compared to $2.7 million for the six months ended June 30, 2025. The decrease in revenues was mainly attributable to a decrease in revenues from the sale of consumer products. The Company did not generate any revenues from diagnostic services for the six months ended June 30, 2026 and 2025, respectively.

Cost of revenues for the six months ended June 30, 2026 were $1.7 million, which was mainly related to our consumer products. Cost of revenues for the six months ended June 30, 2025 were $1.4 million, comprised of $0.3 million for diagnostic services and $1.1 million for consumer products.

We realized a gross margin of $0.5 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $0.8 million was a result of consumer products with different margin product mix. For the six months ended June 30, 2026 and 2025, we realized an overall gross margin of 23.9% and 47.1%, respectively. Gross margin for diagnostic services was zero or not applicable due to no revenue in the 2026 and 2025 comparable periods, respectively. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter and year-to-year production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.

General and administration expenses for the six months ended June 30, 2026 were $5.6 million as compared to $8.7 million for the six months ended June 30, 2025. The decrease in general and administration expenses of $3.1 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was principally related to a decrease in personnel expenses, overhead costs and professional fees.

Research and development costs for the six months ended June 30, 2026 were zero as compared to $101,000 for the six months ended June 30, 2025. The decrease in research and development costs of $101,000 for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was principally due to decreased activities related to product research and field testing as a result of refined focus and efforts.

Interest expense for the six months ended June 30, 2026 was approximately $1.4 million, compared to $1.1 million for the six months ended June 30, 2025. The increase in interest expense was principally due to more debt discount amortization recognized during the 2026 period.

As a result of the effects described above, net loss from the continuing operations for the six months ended June 30, 2026 was $8.2 million, or $(0.62) per share, as compared to $9.2 million, or $(2.38) per share, for the six months ended June 30, 2025. Diluted loss per share related to the continuing operations for the six months ended June 30, 2026 and 2025 were $(0.62) per share and $(2.38) per share, respectively.

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

The following table sets forth the reconciliations of EBITDA and Adjusted EBITDA excluding other costs to the most comparable GAAP financial measures (in thousands):

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
GAAP loss from continuing operations (1)	$(3,051)	$(4,472)	$(8,226)	$(9,150)
Interest, net	791	587	1,442	1,126
Income tax benefit	12	779	1,386	779
Depreciation and amortization	963	1,349	1,925	2,831
EBITDA	(1,285)	(1,757)	(3,473)	(4,414)
Share-based compensation expense	375	508	765	1,029
Non-cash rent expense (2)	349	442	703	964
Adjusted EBITDA from continuing operations	$(561)	$(807)	$(2,005)	$(2,421)

(1)	We believe that net loss from continuing operations is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA measure the Company’s operating performance without regard to certain expenses. EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and the Company’s computation of EBITDA and Adjusted EBITDA may vary from others in the industry. EBITDA and Adjusted EBITDA have important limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of the Company’s results as reported under GAAP.

(2)	The non-cash portion of rent, which reflects the extent to which our GAAP rent expense recognized exceeds (or is less than) our cash rent payments. For newer leases, our rent expense recognized typically exceeds our cash rent payments, while for more mature leases, rent expense recognized is typically less than our cash rent payments.

Going Concern

As of June 30, 2026 and through the date of this filing, the Company has experienced significant liquidity constraints and operating challenges. As of June 30, 2026, the Company had cash on hand of approximately $20,000. The Company has also experienced a significant decline in revenue from its diagnostic services business, has ceased diagnostic testing operations in 2024, and no longer has access to certain historical sources of capital, including at-the-market offerings or equity line of credit facilities. In addition, the Company’s common stock is no longer listed on The Nasdaq Capital Market and is currently quoted on the OTC Markets, which may further limit access to capital.

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

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of June 30, 2026 were approximately $20,000 as compared to $90,000 at December 31, 2025. Our working capital deficit was $55.3 million and $49.9 million as of June 30, 2026 and December 31, 2025, respectively. The decrease of approximately $70,000 in our cash and cash equivalents for the six months ended June 30, 2026 was principally due to $826,000 cash used in operating activities and repayment of note payable of $182,000, and offset by proceeds from issuance of common stock, notes payable and convertible notes of $926,000.

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

In addition to the consideration paid at closing, the Company will issue shares of common stock valued at $2.0 million (the “Milestone Stock”) to the Stella Sellers upon a Commercialization Event (as defined in the Stella Purchase Agreement). The Milestone Stock was recorded at closing as a non-current liability at its fair value of $2.0 million. Also, the Company is required to pay to the Stella Sellers for each of the seven calendar years during the seven years period commencing on the first day of the calendar year following the date of the Commercialization Event, a non-refundable, non-creditable royalty of 5% of the Adjusted Gross Margin for such Annual Period. As of June 30, 2026, the Commercialization Event had not occurred.

Contractual Obligations under Debt Arrangement

The Company has contractual obligations under various debt arrangement. See Note 5 in our financial statement included in this Quarterly Report for more information relating to our outstanding debt obligations.

HRSA Funding

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. There were no diagnostic services revenue for the three months ended June 30, 2026 and 2025, respectively, that was generated from this program for the uninsured. On March 22, 2022, the Health Resources & Services Administration’s uninsured program stopped accepting claims for COVID-19 testing and treatment due to lack of sufficient funds. Despite requests from the Acting Director of the Office of Management and Budget and the White House Coordinator for COVID-19 Response for additional emergency funding for the uninsured program, additional emergency funding were not allocated to the Health Resources & Services Administration’s uninsured program.

On January 30, 2023, the Administration announced that effective May 11, 2023, the federal Public Health Emergency would expire related to the COVID-19 pandemic. This expiration changes regulatory guidelines around COVID-19 testing including billing codes and reimbursement rates of in and out of network laboratories. As a result of the Public Health Emergency ending and the significant decrease in demand of COVID-19 testing, we have not performed any diagnostic testing services during the three months ended June 30, 2026.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial and accounting officer. Based on that review, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. As of June 30, 2026, we had approximately $5.7 million of outstanding indebtedness, net of discounts and approximately $20,000 in cash and cash equivalents. Our business may not generate cash flow from operations in the future sufficient to service our debt obligations and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
Date: August 19, 2026

